Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1995-08-11
CIK 806576, 806577

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
         June 30, 1995                    2-65186-03 (1980-1)
                                          2-65186-04 (1980-2)


                    DYCO 1980 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
         (Exact Name of Registrant as specified in its charter)


                                          41-1378908 (1980-1)
            Minnesota                     41-1385165 (1980-2)
     (State or other jurisdiction    (I.R.S. Employer Identification
  of incorporation or organization)             Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
         -------------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)



                      (918) 583-1791
            --------------------------------------------------
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                              -----          -----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                       June 30,   December 31,
                                                         1995         1994
                                                     -----------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $178,022      $ 71,555
             Accrued oil and gas sales, including
               $72,969 and $66,054 due from
               related parties (Note 2) . . . . . .      85,189        75,516
                                                       --------      --------
                Total current assets  . . . . . . .    $263,211      $147,071

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     477,237       542,055

          DEFERRED CHARGE . . . . . . . . . . . . .     121,919       121,919
                                                       --------      --------
                                                       $862,367      $811,045
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $ 54,510      $ 47,747
             Gas imbalance payable  . . . . . . . .      15,866        15,866
                                                       --------      --------
                Total current liabilities . . . . .    $ 70,376      $ 63,613

          ACCRUED LIABILITY . . . . . . . . . . . .      26,525        26,525

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               40 units . . . . . . . . . . . . . .       7,655         7,209
             Limited Partners, issued and outstanding,
               4,000 units  . . . . . . . . . . . .     757,811       713,698
                                                       --------      --------
                Total Partners' capital . . . . . .    $765,466      $720,907
                                                       --------      --------
                                                       $862,367      $811,045
                                                       ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------
          REVENUES:
             Oil and gas sales, including
               $132,053 and $204,186 of sales
               to related parties (Note 2)  . . . .     $149,300     $213,733
             Interest . . . . . . . . . . . . . . .        1,905        1,330
                                                        --------     --------
                                                        $151,205     $215,063
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 61,244     $ 39,179
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . .        42,551       49,981
             General and administrative (Note 2)  .       18,333       15,475
                                                        --------     --------
                                                        $122,128     $104,635
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 29,077     $110,428
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    291     $  1,104
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 28,786     $109,324
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      7     $     27
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        4,040        4,040
                                                        ========     ========






                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------
          REVENUES:
             Oil and gas sales, including
               $240,139 and $331,620 of sales
               to related parties (Note 2)  . . . .     $287,806     $353,070
             Interest . . . . . . . . . . . . . . .        3,103        1,851
                                                        --------     --------
                                                        $290,909     $354,921
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $127,260     $ 97,746
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       80,672       76,340
             General and administrative (Note 2)  .       38,418       34,351
                                                        --------     --------
                                                        $246,350     $208,437
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 44,559     $146,484
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    446     $  1,465
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 44,113     $145,019
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     11     $     36
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        4,040        4,040
                                                        ========     ========





                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 44,559     $146,484
             Adjustments to reconcile net income to
               net cash provided by operating
               activities:
               Depreciation, depletion, and amortiza-
                tion of oil and gas properties  . . . .   80,672       76,340
               (Increase) decrease in accrued oil and
                gas sales . . . . . . . . . . . . .    (   9,673)      17,593
               Increase in accounts payable . . . .        6,763       19,665
                                                        --------     --------
                 Net cash provided by operating
                   activities                           $122,321     $260,082
                                                        --------     --------
          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($ 15,854)   ($ 17,540)
                                                        --------     --------
                Net cash used by investing activities  ($ 15,854)   ($ 17,540)
                                                        --------     --------
          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     $    -      ($222,200)
                                                        --------     --------

                Net cash used by financing activities   $    -      ($222,200)
                                                        --------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS     $106,467     $ 20,342

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
            PERIOD                                        71,555       56,460
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $178,022     $ 76,802
                                                        ========     ========





                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS

                                                        June 30,  December 31,
                                                          1995        1994
                                                       -----------------------
          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $131,314      $105,287
             Accrued oil and gas sales, including
               $68,344 and $83,013 due from
               related parties (Note 2) . . . . . .     113,957        90,036
                                                       --------      --------
                Total current assets  . . . . . . .    $245,271      $195,323

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     486,665       571,506

          DEFERRED CHARGE . . . . . . . . . . . . .      95,034        95,034
                                                       --------      --------
                                                       $826,970      $861,863
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $ 60,382      $ 48,828
             Gas imbalance payable  . . . . . . . .      17,488        17,488
                                                       --------      --------
                Total current liabilities . . . . .    $ 77,870      $ 66,316

          ACCRUED LIABILITY . . . . . . . . . . . .      48,916        48,916

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               59 units . . . . . . . . . . . . . .       7,002         7,467
             Limited Partners, issued and outstanding,
               5,000 units  . . . . . . . . . . . .     693,182       739,164
                                                       --------      --------

                Total Partners' capital . . . . . .    $700,184      $746,631
                                                       --------      --------
                                                       $826,970      $861,863
                                                       ========      ========


                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $137,899 and $234,331 of sales
               to related parties (Note 2)  . . . .     $210,882     $243,917
             Interest . . . . . . . . . . . . . . .        2,403        1,403
                                                        --------     --------
                                                        $213,285     $245,320
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 91,377     $ 47,694
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       58,686       56,713
             General and administrative (Note 2)  .       26,732       23,030
                                                        --------     --------
                                                        $176,795     $127,437
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 36,490     $117,883
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    365     $  1,179
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 36,125     $116,704
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      7     $     23
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        5,059        5,059
                                                        ========     ========







                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $270,394 and $394,628 of sales
               to related parties (Note 2)  . . . .     $375,975     $411,691
             Interest . . . . . . . . . . . . . . .        4,057        3,006
                                                        --------     --------
                                                        $380,032     $414,697
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $167,023     $118,575
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . .     102,588       88,780
             General and administrative (Note 2)  .       55,688       50,424
                                                        --------     --------
                                                        $325,299     $257,779
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $ 54,733     $156,918
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    547     $  1,569
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 54,186     $155,349
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $     11     $     31
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        5,059        5,059
                                                        ========     ========





                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 54,733     $156,918
             Adjustments to reconcile net income to
               net cash provided (used) by operating
               activities:
               Depreciation, depletion, and amortiza-
                tion of oil and gas properties  . . .    102,588       88,780
               (Increase) decrease in accrued oil and
                gas sales . . . . . . . . . . . . .    (  23,921)      10,823
               Increase in accounts payable . . . .       11,554       19,913
               Decrease in related party payable  .          -      ( 535,722)
                                                        --------     --------
                Net cash provided (used) by operating
                  activities  . . . . . . . . . . .     $144,954    ($259,288)
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($ 17,747)   ($ 18,270)
             Retirements of oil and gas properties           -            364
                                                        --------     --------
                Net cash used by investing activities  ($ 17,747)   ($ 17,906)
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .    ($101,180)   ($303,540)
                                                        --------     --------
                Net cash used by financing activities  ($101,180)   ($303,540)
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .     $ 26,027    ($580,734)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
             PERIOD                                      105,287      708,751
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $131,314     $128,017
                                                        ========     ========



                The accompanying condensed notes are an
             integral part of these financial statements.

                 DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                 DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1995
                                     (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------
             The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994, and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

             OIL AND GAS PROPERTIES
             ----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

             The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 the 1980-1 Program incurred such expenses totaling $38,418 and $34,351, respectively, of which $28,044 and $28,044 were paid to Dyco. During the six months ended June 30, 1995 and 1994 the 1980-2 Program incurred such expenses totaling $55,688 and $50,424, respectively, of which $42,810 and $42,810 were paid to Dyco.


             Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales for the 1980-1 Program totaled $240,139 and $331,620 respectively. At June 30, 1995 accrued oil and gas sales for the 1980-1 Program included $72,969 due from Premier. During the six months ended June 30, 1995 and 1994 these sales for the 1980-2 Program totaled $270,394 and $394,628, respectively. At June 30, 1995 accrued oil and gas sales for the 1980-2 Program included $68,344 due from Premier.

          3. CONTINGENCIES
             -------------

             On November 12, 1992, certain adjacent landowners filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the 1980-1 and the 1980-2 Program's wells. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial.

             A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.7 million in actual damages and approximately $2.7 million in punitive damages. The 1980-1 and 1980-2 Program's share of such verdict is approximately $123,000 and $128,000, respectively, in actual damages and approximately $23,000 and $23,500, respectively, in punitive damages. Dyco is presently appealing the matter.

             On October 15, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved three of the 1980-1 and 1980-2 Program's wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 21, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment. Dyco intends to vigorously
             defend  the  lawsuit.   As  of  the  date  of these  financial
             statements, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 and 1980-2 Programs from this lawsuit.

             On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved four of the 1980-1 and 1980-2 Program's wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 18, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a
             motion  for  summary judgment.    Dyco  intends to  vigorously
             defend  the  lawsuit.   As  of  the  date  of these  financial
             statements, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 and 1980-2 Programs from this lawsuit.

             On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the 1980-1 and 1980-2 Programs has an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit.
             Plaintiff  claimed   a  right  to  revenues   attributable  to
             production  from said wells in an amount in excess of $500,000
             and  further  alleged  conversion  and  claimed  a  right   to
             "interest" on the proceeds from production on the four wells pursuant to 52 O.S. Sec. 540. The defendants filed a counterclaim
             for  quiet title and asserted  various defenses.   A trial was
             held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise
             due diligence  in  the  pooling  proceedings.    Judgment  was
             entered  on June 15,  1994  in  the  amount of  $550,000  plus
             interest.   The defendants have appealed  the district court's
             ruling, which appeal is currently pending.

             On March 18, 1993, a royalty owner filed a lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved one of the 1980-1 Program's wells. Plaintiff is seeking a full accounting, unpaid royalties, and his share of benefits from the gas purchase contract as a third party beneficiary. The plaintiff has not quantified the amount of his alleged damages. Dyco has filed its answer in the matter in which it denied all of the Plaintiff's allegations. Discovery is proceeding in the matter. The plaintiffs filed a motion for summary judgment on November 29, 1994 which is currently pending before the court. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 Program from this lawsuit.

             Included in these financial statements as of June 30, 1995 is an accrual by the General Partner of $40,000 representing the Program's share of estimated ultimate damages resulting from the above mentioned contingencies.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact.

               The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Programs have no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ---------------------

               1980-1 PROGRAM

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                              Three months ended June 30,
                                             ---------------------------
                                                     1995      1994
                                                     ----      ----
                  Oil and gas sales                $149,300   $213,733
                  Oil and gas production expenses  $ 61,244   $ 39,179
                  Barrels produced                      667        604
                  Mcf produced                      101,397    114,222
                  Average price/Bbl                $  17.96   $  15.81
                  Average price/Mcf                $   1.35   $   1.79

               As shown in the table, oil and natural gas sales decreased 30.1% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from a decrease in the volumes of natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of natural gas sold decreased 12,825 Mcf while volumes of oil sold increased slightly by 63 barrels for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease in the volumes of natural gas sold was primarily a result of positive prior period volume adjustments from purchasers on two of the 1980-1 Program's wells during the three months ended June 30, 1994. Average natural gas prices decreased to $1.35 per Mcf for the three months ended June 30, 1995 from $1.79 per Mcf for the three months ended June 30, 1994, while average oil prices increased to $17.96 per barrel for the three months ended June 30, 1995 from $15.81 per barrel for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,065 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was primarily due to significant workover charges on one of the 1980-1 Program's wells during the three months ended June 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 41.0% for the three months ended June 30, 1995 from 18.3% for the three months ended June 30, 1994. This percentage increase resulted primarily from the dollar increase in production expenses related to workover charges as discussed above and the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994, partially offset by an increase in the average price of oil sold for the three months ended June 30, 1995 as compared to the similar period in 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $7,430 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was consistent with the decrease in the volumes of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 28.5% for the three months ended June 30, 1995 compared to 23.4% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold for the three months ended June 30, 1995 as compared to the similar period in 1994.

               General and administrative expenses increased $2,858 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This dollar increase resulted primarily from an increase in the 1980-1 Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 12.3% for the three months ended June 30, 1995 from 7.2% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994, partially offset by an increase in the average price of oil sold for the three months ended June 30, 1995 as compared to the similar period in 1994.


               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                                      Six months ended June 30,
                                                      --------------------------
                                                       1995      1994
                                                       -----     -----
                  Oil and gas sales                  $287,806   $353,070
                  Oil and gas production expenses    $127,260   $ 97,746
                  Barrels produced                      1,338      1,392
                  Mcf produced                        199,930    178,054
                  Average price/Bbl                  $  17.34   $  15.41
                  Average price/Mcf                  $   1.32   $   1.86

               As shown in the table, oil and natural gas sales decreased 18.5% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from a decrease in the average price of natural gas sold, partially offset by an increase in the volumes of natural gas sold and an increase in the average price of oil sold. Volumes of natural gas sold increased 21,876 Mcf while volumes of oil sold remained relatively constant during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The increase in the volumes of natural gas sold was primarily due to workovers in the prior year on several of the 1980-1 Program's wells which significantly increased the production capabilities on each of these wells during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Average natural gas prices decreased to $1.32 per Mcf for the six months ended June 30, 1995 from $1.86 per Mcf for the six months ended June 30, 1994, while average oil prices increased to $17.34 per barrel for the six months ended June 30, 1995 from $15.41 per barrel for the six months ended

               June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,514 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase was primarily due to significant workover charges on one of the 1980-1 Program's wells during the six months ended June 30, 1995 to improve recovery of reserves and an accrual for certain litigation costs during the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 44.2% for the six months ended June 30, 1995 from 27.7% for the six months ended June 30, 1994. This percentage increase resulted primarily from the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties increased $4,332 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase was consistent with the increase in volumes of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 28.0% for the six months ended June 30, 1995 compared to 21.6% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold for the six months ended June 30, 1995 as compared to the similar period in 1994.

               General and administrative expenses increased $4,067 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This dollar increase resulted primarily from an increase in the 1980-1 Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 13.3% for the six months ended June 30, 1995 from 9.7% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               1980-2 PROGRAM

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                  Three months ended June 30,
                                                  ---------------------------
                                                        1995     1994
                                                        ----     -----
                  Oil and gas sales                  $210,882   $243,917
                  Oil and gas production expenses    $ 91,377   $ 47,694
                  Barrels produced                        539        628
                  Mcf produced                        154,732    140,173
                  Average price/Bbl                  $  18.32   $  15.26
                  Average price/Mcf                  $   1.30   $   1.67

               As shown in the table, oil and natural gas sales decreased 13.5% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted from a decrease in the average price of natural gas sold and a decrease in the barrels of oil sold, partially offset by an increase in the volumes of natural gas sold and an increase in the average price of oil sold for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of natural gas sold increased 14,559 Mcf while volumes of oil sold decreased 89 barrels for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase in the volumes of natural gas sold was primarily due to workovers in the prior year on several of the 1980-2 Program's wells which significantly increased the production capabilities on each of these wells during the three months ended June 30, 1995. Average natural gas prices decreased to $1.30 per Mcf for the three months ended June 30, 1995 from $1.67 per Mcf for the three months ended June 30, 1994, while average oil prices increased to $18.32 per barrel for the three months ended June 30, 1995 from $15.26 per barrel for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $43,683 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was primarily due to significant workover charges on two of the 1980-2 Program's wells during the three months ended June 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 43.3% for the three months ended June 30, 1995 from 20.0% for the three months ended June 30, 1994. This percentage increase resulted primarily from the dollar increase in production expenses related to workover charges as discussed above and the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties increased slightly by $1,973 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was consistent with the increase in the volume of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 27.8% for the three months ended June 30, 1995 compared to 23.3% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               General and administrative expenses increased $3,702 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This dollar increase resulted primarily from an increase in the 1980-2 Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 12.7% for the three months ended June 30, 1995 from 9.4% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                                Six months ended June 30
                                                -------------------------
                                                      1995     1994
                                                      ----     ----
                  Oil and gas sales                  $375,975  $411,691
                  Oil and gas production expenses    $167,023  $118,575
                  Barrels produced                      1,100     1,096
                  Mcf produced                        290,593   226,694
                  Average price/Bbl                  $  17.89  $  15.57
                  Average price/Mcf                  $   1.23  $   1.74

               As shown in the table, oil and natural gas sales decreased 8.7% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from a decrease in the average price of natural gas sold, partially offset by an increase in the volumes of natural gas sold and an increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of natural gas sold increased 63,899 Mcf while barrels of oil sold remained relatively constant during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase in the volumes of natural gas sold was primarily due to workovers in the prior year on several of the 1980-2 Program's wells which significantly increased the production capabilities on each of these wells during the six months ended June 30, 1995. Average natural gas prices decreased to $1.23 per Mcf for the six months ended June 30, 1995 from $1.74 per Mcf for the six months ended June 30, 1994, while average oil prices increased to $17.89 per barrel for the six months ended June 30, 1995 from $15.57 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $48,448 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase was primarily due to significant workover charges on two of the 1980-2 Program's wells during the six months ended June 30, 1995 to improve recovery of reserves and an accrual for certain litigation costs during the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 44.4% for the six months ended June 30, 1995 from 28.8% for the six months ended June 30, 1994. This percentage increase resulted primarily from the dollar increase in production expenses related to workover charges as discussed above and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties increased $13,808 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase was consistent with the increase in volumes of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 27.3% for the six months ended June 30, 1995 compared to 21.6% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the similar period in 1994.

               General and administrative expenses increased $5,264 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This dollar increase resulted primarily from an increase in the 1980-2 Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 14.8% for the six months ended June 30, 1995 from 12.2% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold, partially offset by an increase in the volumes of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                            By:  DYCO PETROLEUM CORPORATION
                                                 General Partner


          Date:     August 10, 1995         By:      /s/Dennis R. Neill
                                                  -------------------------
                                                        (Signature)
                                                 Dennis R. Neill
                                                 Senior Vice President



          Date:     August 10, 1995         By:     /s/Patrick M. Hall
                                               ----------------------------
                                                     (Signature)
                                                Patrick M. Hall
                                                Senior  Vice  President   -
                                                Controller; Principal
                                                Accounting Officer