Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1995-08-24
CIK 806576, 806577

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended                   Commission File Number
         March 31, 1995                       2-65186-03 (1980-1)
                                              2-65186-04 (1980-2)


                    DYCO 1980 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
         (Exact Name of Registrant as specified in its charter)


                                            41-1378908 (1980-1)
          Minnesota                         41-1385165 (1980-2)
     (State or other jurisdiction          (I.R.S.Employer Identification
   of incorporation or organization)              Number)




       Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
       -------------------------------------------------------------
       (Address of  principal executive offices)          (Zip Code)


                          (918) 583-1791
               ---------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X     No
                              ----           ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                       March 31,  December 31,
                                                         1995         1994
                                                       ---------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $124,275      $ 71,555
             Accrued oil and gas sales, including
               $62,896 and $66,054 due from
               related parties (Note 2) . . . . . .      68,742        75,516
                                                       --------      --------
                Total current assets  . . . . . . .    $193,017      $147,071

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     513,092       542,055

          DEFERRED CHARGE . . . . . . . . . . . . .     121,919       121,919
                                                       --------      --------
                                                       $828,028      $811,045
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $ 49,248      $ 47,747
             Gas imbalance payable  . . . . . . . .      15,866        15,866
                                                       --------      --------
                Total current liabilities . . . . .    $ 65,114      $ 63,613

          ACCRUED LIABILITY . . . . . . . . . . . .      26,525        26,525

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               40 units . . . . . . . . . . . . . .       7,364         7,209
             Limited Partners, issued and outstanding,
               4,000 units  . . . . . . . . . . . .     729,025       713,698
                                                       --------      --------
                Total Partners' capital . . . . . .    $736,389      $720,907
                                                       --------      --------
                                                       $828,028      $811,045
                                                       ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                           1995         1994
                                                        ---------     --------

          REVENUES:
             Oil and gas sales, including
               $108,086 and $127,434 of sales
               to related parties (Note 2)  . . . .     $138,506     $139,337
             Interest . . . . . . . . . . . . . . .        1,198          521
                                                        --------     --------
                                                        $139,704     $139,858
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 66,016     $ 58,567
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       38,121       26,359
             General and administrative (Note 2)  .       20,085       18,876
                                                        --------     --------
                                                        $124,222     $103,802
                                                        --------     --------
          NET INCOME  . . . . . . . . . . . . . . .     $ 15,482     $ 36,056
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    155     $    361
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 15,327     $ 35,695
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      4     $      9
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        4,040        4,040
                                                        ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                       ----------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 15,482     $ 36,056
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       38,121       26,359
               Decrease in accrued oil and gas sales       6,774        8,800
               Increase in accounts payable . . . .        1,501       20,873
                                                        --------     --------
                 Net cash provided by operating
                   activities                           $ 61,878     $ 92,088
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($  9,158)   ($  1,885)
                                                        --------     --------
                Net cash used by investing activities  ($  9,158)   ($  1,885)
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:

                Net cash used by financing activities   $    -       $    -
                                                        --------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS     $ 52,720     $ 90,203

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
                                   PERIOD                 71,555       56,460
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $124,275     $146,663
                                                        ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                        March 31, December 31,
                                                          1995        1994
                                                       ---------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $166,494      $105,287
             Accrued oil and gas sales, including
               $72,642 and $83,013 due from
               related parties (Note 2) . . . . . .      83,060        90,036
                                                       --------      --------
                Total current assets  . . . . . . .    $249,554      $195,323

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     537,183       571,506

          DEFERRED CHARGE . . . . . . . . . . . . .      95,034        95,034
                                                       --------      --------
                                                       $881,771      $861,863
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $ 50,493      $ 48,828
             Gas imbalance payable  . . . . . . . .      17,488        17,488
                                                       --------      --------
                Total current liabilities . . . . .    $ 67,981      $ 66,316

          ACCRUED LIABILITY . . . . . . . . . . . .      48,916        48,916

          CONTINGENCIES (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               59 units . . . . . . . . . . . . . .       7,649         7,467
             Limited Partners, issued and outstanding,
               5,000 units  . . . . . . . . . . . .     757,225       739,164
                                                       --------      --------
                Total Partners' capital . . . . . .    $764,874      $746,631
                                                       --------      --------
                                                       $881,771      $861,863
                                                       ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                           1995         1994
                                                         --------     --------

          REVENUES:
             Oil and gas sales, including
               $132,495 and $160,297 of sales
               to related parties (Note 2)  . . . .     $165,093     $167,774
             Interest . . . . . . . . . . . . . . .        1,654        1,603
                                                        --------     --------
                                                        $166,747     $169,377
                                                        --------     --------

          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 75,646     $ 70,881
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       43,902       32,067
             General and administrative (Note 2)  .       28,956       27,394
                                                        --------     --------
                                                        $148,504     $130,342
                                                        --------     --------
          NET INCOME  . . . . . . . . . . . . . . .     $ 18,243     $ 39,035
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $    182     $    390
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $ 18,061     $ 38,645
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      4     $      8
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        5,059        5,059
                                                        ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                       ----------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $ 18,243     $ 39,035
             Adjustments to reconcile net income to net
               cash provided (used) by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       43,902       32,067
               Decrease in accrued oil and gas sales       6,976        6,528
               Increase in accounts payable . . . .        1,665       21,370
               Decrease in related party payable  .          -      ( 535,722)
                                                        --------     --------
                Net cash provided (used) by operating
                  activities  . . . . . . . . . . .     $ 70,786    ($436,722)
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($  9,579)   ($  1,963)
             Retirements of oil and gas properties           -            364
                                                        --------     --------
                Net cash used by investing activities  ($  9,579)   ($  1,599)
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     $    -      ($126,475)
                                                        --------     --------
                 Net cash used by financing activities  $    -      ($126,475)
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .     $ 61,207    ($564,796)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
                                       PERIOD            105,287      708,751
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $166,494     $143,955
                                                        ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

                 DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                 DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                    MARCH 31, 1995
                                     (Unaudited)


          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 the 1980-1 Program incurred such expenses totaling $20,085 and $18,876, respectively, of which $14,022 and $14,022 were paid to Dyco. During the three months ended March 31, 1995 and 1994 the 1980-2 Program incurred such expenses totaling $28,956 and $27,394, respectively, of which $21,405 and $21,405 were paid to Dyco.

             Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales for the 1980-1 Program totaled $108,086 and $127,434 respectively. At March 31, 1995 accrued oil and gas sales for the 1980-1 Program included $62,896 due from Premier. During the three months ended March 31, 1995 and 1994 these sales for the 1980-2 Program totaled $132,495 and $160,297, respectively. At March 31, 1995 accrued oil and gas sales for the 1980-2 Program included $72,642 due from Premier.

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

             Included in these financial statements as of March 31, 1995 is an accrual by the General Partner of $40,000 representing the Program's share of estimated ultimate damages resulting from the above mentioned contingencies.

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


          RESULTS OF OPERATIONS
          ---------------------

               1980-1 PROGRAM

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                                Three Months ended March 31,
                                                ----------------------------
                                                     1995            1994
                                                     ----            ----
                  Oil and gas sales                $138,506        $139,337
                  Oil and gas production expenses  $ 66,016        $ 58,567
                  Barrels produced                      671             788
                  Mcf produced                       98,533          63,832
                  Average price/Bbl                $  16.73        $  15.11
                  Average price/Mcf                $   1.29        $   2.00

               As shown in the table, oil and natural gas sales remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This was due primarily to a decrease in the average price of natural gas sold and a decrease in the volume of oil sold, offset by an increase in the volume of natural gas sold and an increase in the average price of oil sold. Volumes of oil sold decreased by 117 barrels for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994, while volumes of natural gas sold increased by 34,701 Mcf for the three months ended March 31, 1995 as compared to the similar period in 1994. The increase in volumes of natural gas sold was primarily due to workovers on several wells during 1994 which resulted in significantly increased production capabilities on these wells during the three months ended March 31, 1995. Average oil prices increased to $16.73 per barrel for the three months ended March 31, 1995 from $15.11 per barrel for the three months ended March 31, 1994, while average natural gas prices decreased to $1.29 per Mcf for the three months ended March 31, 1995 from $2.00 per Mcf for the similar period in 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,449 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This dollar increase was primarily due to the increase in the volumes of natural gas sold and additional workover charges incurred on one well during the three months ended March 31, 1995 to improve the recovery of reserves, partially offset by an accrual for certain litigation costs during the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 47.7% for the three months ended March 31, 1995 from 42.0% for the three months ended March 31, 1994. This percentage increase resulted primarily from the dollar increase in production expenses related to workover charges as discussed above and the decrease in the average price of natural gas sold, partially offset by the accrual for litigation costs as discussed above and by the increase in the volumes of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties increased $11,762 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This increase was consistent with the increase in volumes of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, this expense increased to 27.5% for the three months ended March 31, 1995 from 18.9% for the three months ended March 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

               General and administrative expenses increased slightly by $1,209 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 14.5% for the three months ended March 31, 1995 compared to 13.5% for the three months ended March 31, 1994.

               1980-2 PROGRAM

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                                Three Months ended March 31,
                                                ---------------------------
                                                     1995          1994
                                                     ----          ----
                  Oil and gas sales                $165,093      $167,774
                  Oil and gas production expenses  $ 75,646      $ 70,881
                  Barrels produced                      561           468
                  Mcf produced                      135,861        86,521
                  Average price/Bbl                $  17.46      $  15.97
                  Average price/Mcf                $   1.14      $   1.85

               As shown in the table, oil and natural gas sales decreased slightly by 1.6% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due primarily to a decrease in the average price of natural gas sold, partially offset by increases in the volumes of oil and natural gas sold and an increase in the average price of oil sold. Volumes of oil and natural gas sold increased by 93 barrels and 49,340 Mcf, respectively, for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The increase in the volumes of natural gas sold was primarily due to workovers on several wells during 1994 which resulted in significantly increased production capabilities on these wells during the three months ended March 31, 1995. Average oil prices increased to $17.46 per barrel for the three months ended March 31, 1995 from $15.97 per barrel for the three months ended March 31, 1994, while average natural gas prices decreased to $1.14 per Mcf for the three months ended March 31, 1995 from $1.85 per Mcf for the similar period in 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,765 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This dollar increase was primarily due to the increase in the volumes of natural gas sold and additional workover charges incurred on one well during the three months ended March 31, 1995 to improve the recovery of reserves, partially offset by an accrual for certain litigation costs during the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 45.8% for the three months ended March 31, 1995 from 42.2% for the three months ended March 31, 1994. This percentage increase resulted primarily from the dollar increase in production expenses related to workover charges as discussed above and the decrease in the average price of natural gas sold, partially offset by the accrual for litigation costs as discussed above and by the increase in the volumes of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties increased $11,835 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This increase was consistent with the increase in volumes of oil and natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, this expense increased to 26.6% for the three months ended March 31, 1995 from 19.1% for the three months ended March 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses increased slightly by $1,562 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 17.5% for the three months ended March 31, 1995 from 16.3% for the three months ended March 31, 1994.

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


                         DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




Date:     August 24, 1995          By:        /s/Dennis  R. Neill
                                             -------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             Senior Vice President



Date:     August 24, 1995         By:        /s/Patrick M. Hall
                                             --------------------------------
                                             (Signature)
                                             Patrick M. Hall
                                             Senior Vice President -
                                                  Controller
                                             Principal Accounting Officer