Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1995-11-14
CIK 806576, 806577

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
      September 30, 1995                  2-65186-03 (1980-1)
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
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                           -----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 20,809      $ 71,555
   Accrued oil and gas sales, including
     $47,363 and $66,054 due from
     related parties (Note 2) . . . . . .      56,858        75,516
                                             --------      --------
      Total current assets  . . . . . . .    $ 77,667      $147,071

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     662,381       542,055

DEFERRED CHARGE . . . . . . . . . . . . .     121,919       121,919
                                             --------      --------
                                             $861,967      $811,045
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $ 50,243      $ 47,747
   Gas imbalance payable  . . . . . . . .      15,866        15,866
                                             --------      --------
      Total current liabilities . . . . .    $ 66,109      $ 63,613

ACCRUED LIABILITY . . . . . . . . . . . .      26,525        26,525

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     40 units . . . . . . . . . . . . . .       7,693         7,209
   Limited Partners, issued and outstanding,
     4,000 units  . . . . . . . . . . . .     761,640       713,698
                                             --------      --------
      Total Partners' capital . . . . . .    $769,333      $720,907
                                             --------      --------
                                             $861,967      $811,045
                                             ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $72,017 and $126,860 of sales
     to related parties (Note 2)  . . . .     $ 86,910     $130,432
   Interest . . . . . . . . . . . . . . .        1,380          823
                                              --------     --------
                                              $ 88,290     $131,255
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 35,996     $ 58,737
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    33,138       21,491
   General and administrative (Note 2)  .       15,289       15,854
                                              --------     --------
                                              $ 84,423     $ 96,082
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $  3,867     $ 35,173
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $     38     $    352
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $  3,829     $ 34,821
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $      1     $      9
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        4,040        4,040
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $312,156 and $458,480 of sales
     to related parties (Note 2)  . . . .     $374,716     $483,502
   Interest . . . . . . . . . . . . . . .        4,483        2,674
                                              --------     --------
                                              $379,199     $486,176
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $163,256     $156,483
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .   113,810       97,831
   General and administrative (Note 2)  .       53,707       50,205
                                              --------     --------
                                              $330,773     $304,519
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 48,426     $181,657
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    484     $  1,817
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 47,942     $179,840
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     12     $     45
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        4,040        4,040
                                              ========     ========


                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $ 48,426     $181,657
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties  . . . . . .   113,810       97,831
     Decrease in accrued oil and gas sales      18,658       24,797
     Increase in accounts payable . . . .        2,496       40,287
                                              --------     --------
       Net cash provided by operating
         activities                           $183,390     $344,572
                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($234,136)   ($ 61,914)
                                              --------     --------
      Net cash used by investing activities  ($234,136)   ($ 61,914)
                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .     $    -      ($222,200)
                                              --------     --------

      Net cash used by financing activities   $    -      ($222,200)
                                              --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .    ($ 50,746)    $ 60,458

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .       71,555       56,460
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD . . . . . . . . . . . . . . . . . .    $ 20,809     $116,918
                                              ========     ========


                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                          --------------------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 26,552      $105,287
   Accrued oil and gas sales, including
     $50,628 and $83,013 due from
     related parties (Note 2) . . . . . .     244,155        90,036
                                             --------      --------
      Total current assets  . . . . . . .    $270,707      $195,323

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     454,347       571,506

DEFERRED CHARGE . . . . . . . . . . . . .      95,034        95,034
                                             --------      --------
                                             $820,088      $861,863
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $ 50,967      $ 48,828
   Gas imbalance payable  . . . . . . . .      17,488        17,488
                                             --------      --------
      Total current liabilities . . . . .    $ 68,455      $ 66,316

ACCRUED LIABILITY . . . . . . . . . . . .      48,916        48,916

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     59 units . . . . . . . . . . . . . .       7,028         7,467
   Limited Partners, issued and outstanding,
     5,000 units  . . . . . . . . . . . .     695,689       739,164
                                             --------      --------
      Total Partners' capital . . . . . .    $702,717      $746,631
                                             --------      --------
                                             $820,088      $861,863
                                             ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $56,190 and $130,104 of sales
     to related parties (Note 2)  . . . .     $256,894     $147,608
   Interest . . . . . . . . . . . . . . .        1,139        1,393
                                              --------     --------
                                              $258,033     $149,001
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $169,688     $ 65,417
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    62,819       25,781
   General and administrative (Note 2)  .       22,993       23,641
                                              --------     --------
                                              $255,500     $114,839
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $  2,533     $ 34,162
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $     26     $    342
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $  2,507     $ 33,820
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $    -       $      7
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        5,059        5,059
                                              ========     ========


                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $326,584 and $524,732 of sales
     to related parties (Note 2)  . . . .     $632,869     $559,299
   Interest . . . . . . . . . . . . . . .        5,196        4,399
                                              --------     --------
                                              $638,065     $563,698
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $336,711     $183,992
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .   165,407      114,561
   General and administrative (Note 2)  .       78,681       74,065
                                              --------     --------
                                              $580,799     $372,618
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 57,266     $191,080
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    573     $  1,911
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 56,693     $189,169
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     11     $     38
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        5,059        5,059
                                              ========     ========


                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                1995         1994
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $ 57,266     $191,080
   Adjustments to reconcile net income to net
     cash provided (used) by operating
     activities:
     Depreciation, depletion, and amortiza-
      tion of oil and gas properties  . . . .  165,407      114,561
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .    ( 154,119)      26,618
     Increase in deferred charge  . . . .         -       (   1,049)
     Increase in accounts payable . . . .        2,139       39,934
     Decrease in related party payable  .          -      ( 535,722)
     Decrease in gas imbalance payable  .          -      (   7,180)
                                              --------     --------
      Net cash provided (used) by operating
        activities  . . . . . . . . . . .     $ 70,693    ($171,758)
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($ 48,248)   ($ 78,023)
   Retirements of oil and gas properties           -            364
                                              --------     --------
      Net cash used by investing activities  ($ 48,248)   ($ 77,659)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($101,180)   ($303,540)
                                              --------     --------
      Net cash used by financing activities  ($101,180)   ($303,540)
                                              --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS    ($ 78,735)   ($552,957)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . . .      105,287      708,751
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 26,552     $155,794
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

   The balance sheet as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994, and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994 the 1980-1 Program incurred such expenses totaling $15,289 and $15,854, respectively, of which $14,022 and $14,022 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 the 1980-1 Program incurred such expenses totaling $53,707 and $50,205, respectively, of which $42,066 and $42,066 were paid to Dyco. During the three months ended September 30, 1995 and 1994 the 1980-2 Program incurred such expenses totaling $22,993 and $23,641, respectively, of which $21,405 and $21,405 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 the 1980-2 Program incurred such expenses totaling $78,681 and $74,065, respectively, of which $64,215 and $64,215 were paid to Dyco.

   Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Programs sell gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales for the 1980-1 Program totaled $72,017 and $126,860, respectively. During the nine months ended September 30, 1995 and 1994 these sales for the 1980-1 Program totaled $312,156 and $458,480 respectively. At September 30, 1995 accrued oil and gas sales for the 1980-1 Program included $47,363 due from Premier. During the three months ended September 30, 1995 and 1994 these sales for the 1980-2 Program totaled $56,190 and $130,104, respectively. During the nine months ended September 30, 1995 and 1994 these sales for the 1980-2 Program totaled $326,584 and $524,732, respectively. At September 30, 1995 accrued oil and gas sales for the 1980-2 Program included $50,628 due from Premier.

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

   On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the 1980-1 and
   1980-2 Programs have  an interest failed to exercise  due diligence in  locating the owner  while in the  process of force  pooling the
   drilling and spacing unit.   Plaintiff claimed a right  to revenues
   attributable to production from  said wells in an amount  in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the four wells pursuant to 52 O.S. Section 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator,
   Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgment was entered on June 15, 1994 in the amount
   of  $550,000  plus  interest.   The  defendants  have  appealed the
   district court's ruling, which appeal is currently pending.

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

   Included in these financial statements as of September 30, 1995 is an accrual by the General Partner of $40,000 representing the Program's share of estimated ultimate damages resulting from the above mentioned contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact. Over the last several years, the domestic energy industry and the Programs have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Programs have no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.


RESULTS OF OPERATIONS
---------------------

     1980-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Three months ended September 30,
                                   --------------------------------
                                        1995            1994
                                        ----            ----
        Oil and gas sales              $86,910       $130,432
        Oil and gas production
           expenses                    $35,996       $ 58,737
        Barrels produced                   817            882
        Mcf produced                    60,520         73,211
        Average price/Bbl              $ 18.23       $  18.82
        Average price/Mcf              $  1.19       $   1.55

     As shown in the table, oil and natural gas sales decreased 33.4% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted primarily from decreases in both the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold decreased 65 barrels and 12,691 Mcf, respectively, for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The decrease in the volumes of natural gas sold was primarily a result of (i) a positive prior period volume adjustment from a purchaser on one of the 1980-1 Program's wells during the three months ended September 30, 1994 and (ii) a negative prior period volume adjustment from a purchaser on another well during the three months ended September 30, 1995. Average natural gas prices decreased to $1.19 per Mcf for the three months ended September 30, 1995 from $1.55 per Mcf for the three months ended September 30, 1994, while average oil prices remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,741 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was primarily due to an accrual for certain litigation costs during the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 41.4% for the three months ended
     September 30, 1995 from 45.0% for the three months ended September 30, 1994. This percentage decrease resulted primarily from the dollar decrease in production expenses as discussed above, partially offset by the decreases in the average prices and volumes of natural gas sold during the three months ended
     September  30,  1995  as  compared  to  the  three  months  ended
     September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $11,647 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily the result of an increase in oil and gas properties subject to amortization due to recent recompletion and workover activities on an existing well in order to improve the future recovery of reserves. As a percentage of oil and gas sales, this expense increased to 38.1% for the three months ended September 30, 1995 as compared to 16.5% for the three months ended September 30, 1994. This percentage increase resulted primarily from (i) the dollar increase in depreciation, depletion, and amortization expense as discussed above and (ii) the decrease in the average price of natural gas sold for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 17.6% for the three months ended September 30, 1995 from 12.2% for the three months ended September 30, 1994. This percentage increase was primarily due to the decrease in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Nine months ended September 30,
                                   -------------------------------
                                        1995           1994
                                        -----          -----
        Oil and gas sales             $374,716       $483,502
        Oil and gas production
          expenses                    $163,256       $156,483
        Barrels produced                 2,155          2,274
        Mcf produced                   260,450        251,265
        Average price/Bbl             $  17.67       $  16.73
        Average price/Mcf             $   1.29       $   1.77

     As shown in the table, oil and natural gas sales decreased 22.5% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from a decrease in the average price of natural gas sold, partially offset by an increase in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of natural gas sold increased 9,185 Mcf, while volumes of oil sold decreased 119 barrels for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase in the volumes of natural gas sold was primarily due to increased production on several wells during the nine months ended September 30, 1995 as a result of workover and recompletion activities during the nine months ended September 30, 1994. Average natural gas prices decreased to $1.29 per Mcf for the nine months ended September 30, 1995 from $1.77 per Mcf for the nine months ended September 30, 1994, while average oil prices increased to $17.67 per barrel for the nine months ended September 30, 1995 from $16.73 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,773 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily due to workover charges on one of the 1980-1 Program's wells during the nine months ended September 30, 1995 to improve the recovery of reserves and the increase in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, partially offset by an accrual for certain litigation costs during the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 43.6% for the nine months ended September 30, 1995 from 32.4% for the nine months ended September 30, 1994. This percentage increase resulted primarily from the dollar increase in production expenses related to workover charges as discussed above and the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $15,979 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily a result of an increase in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 and the increase in oil and gas properties subject to amortization due to recent recompletion and workover activities on an existing well in order to improve the future recovery of reserves. As a percentage of oil and gas sales, this expense increased to 30.4% for the nine months ended September 30, 1995 compared to 20.2% for the nine months ended September 30, 1994. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization expense related to the increase in the oil and gas properties subject to amortization as discussed above and the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     General and administrative expenses increased $3,502 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted primarily from an increase in the 1980-1 Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 14.3% for the nine months ended September 30, 1995 from 10.4% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, partially offset by an increase in the volumes of natural gas sold for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     1980-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Three months ended September 30,
                                   --------------------------------
                                        1995           1994
                                        ----           -----
        Oil and gas sales             $256,894       $147,608
        Oil and gas production
          expenses                    $169,688       $ 65,417
        Barrels produced                   546            587
        Mcf produced                   161,427        103,565
        Average price/Bbl             $  18.15       $  17.59
        Average price/Mcf             $   1.53       $   1.33

     As shown in the table, oil and natural gas sales increased 73.0% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase resulted primarily from an increase in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of natural gas sold increased 57,862 Mcf, while the volumes of oil sold decreased slightly by 41 barrels for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The increase in the volumes of natural gas sold resulted primarily from increased production on several of the 1980-2 Program's wells during the three months ended September 30, 1995 as a result of recompletions and workover activities during 1994 and a significant positive prior period volume adjustment from a purchaser on one of the 1980-2 Program's wells during the three months ended September 30, 1995. Average oil and natural gas prices increased to $18.15 per barrel and $1.53 per Mcf for the three months ended September 30, 1995 from $17.59 per barrel and $1.33 per Mcf for the three months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $104,271 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily due to significant recompletion charges on one of the 1980-2 Program's wells during the three months ended September 30, 1995 to improve recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 66.1% for the three months ended September 30, 1995 from 44.3% for the three months ended September 30, 1994. This percentage increase resulted primarily from the dollar increase in production expenses related to the recompletion charges as discussed above, partially offset by the increase in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $37,038 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily the result of the increase in the volumes of natural gas sold during the three months ended
     September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 24.5% for the three months ended September 30, 1995 compared to 17.5% for the three months ended September 30, 1994. This percentage increase was primarily due to the decrease in the valuation of the 1980-2 Program's remaining natural gas reserves during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     General and administrative expenses decreased slightly by $648 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended September 30, 1995 from 16.0% for the three months ended September 30, 1994. This percentage decrease was primarily due to the increases in the average price and volumes of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Nine months ended September 30,
                                   -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $632,869       $559,299
        Oil and gas production
           expenses                   $336,711       $183,992
        Barrels produced                 1,646          1,683
        Mcf produced                   452,020        330,259
        Average price/Bbl             $  17.97       $  16.27
        Average price/Mcf             $   1.33       $   1.61

     As shown in the table, oil and natural gas sales increased 13.2% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted primarily from an increase in the volumes of natural gas sold, partially offset by the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of natural gas sold increased 121,761 Mcf, while the volumes of oil sold remained relatively constant for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase in the volumes of natural gas sold was primarily due to increased production on several of the 1980-2 Program's wells during the nine months ended September 30, 1995 as a result of workover and recompletion activities which occurred during the nine months ended September 30, 1994 and a significant prior period volume adjustment from a purchaser on another of the 1980-2 Program's wells during the nine months ended September 30, 1995. Average natural gas prices decreased to $1.33 per Mcf for the nine months ended September 30, 1995 from $1.61 per Mcf for the nine months ended September 30, 1994, while average oil prices increased to $17.97 per barrel for the nine months ended September 30, 1995 from $16.27 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $152,719 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily due to recompletion charges on one of the 1980-2 Program's wells during the nine months ended September 30, 1995 to improve the recovery of reserves and an increase in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 53.2% for the nine months ended September 30, 1995 from 32.9% for the nine months ended September 30, 1994. This percentage increase resulted primarily from the dollar increase in production expenses related to the recompletion charges as discussed above and the decreases in the average price of natural gas sold, partially offset by the increase in the volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $50,846 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily a result of the increase in volumes of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 26.1% for the nine months ended September 30, 1995 from 20.5% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     General and administrative expenses increased $4,616 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted primarily from an increase in the 1980-2 Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.4% for the nine months ended September 30, 1995 compared to 13.2% for the nine months ended September 30, 1994.

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


                         DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                            PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                            PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION
                              General Partner




Date:     November 13, 1995        By:        /s/Dennis R. Neill
                                      ---------------------------
                                      (Signature)
                                      Dennis R. Neill
                                      Senior Vice President



Date:     November 13, 1995         By:        /s/Patrick M. Hall
                                       ---------------------------
                                       (Signature)
                                       Patrick M. Hall
                                       Senior Vice President - Controller
                                       Principal Accounting Officer