Form 10-K
period 1995-12-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1996-02-14
CIK 806576, 806577

                               FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995

Commission File Number 2-65186-03 (1980-1 Program)
                       2-65186-04 (1980-2 Program)

                    DYCO 1980 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
        (Exact name of registrant as specified in its charter)
                                      41-1378908 (1980-1 Program)
         Minnesota                    41-1385165 (1980-2 Program)
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification Number)

           Samson Plaza
        Two West Second Street
          Tulsa, Oklahoma                        74103
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
          Units of limited partnership interest

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the
past 90 days.  Yes   X    No
                  -----     -----

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes   X   No        (Disclosure is contained herein)
   -----    -----

          The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

          DOCUMENTS INCORPORATED BY REFERENCE:  None.

                               FORM 10-K

                    DYCO 1980 OIL AND GAS PROGRAMS
                 (Two Minnesota limited partnerships)


                           TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
          ITEM 1.   BUSINESS  . . . . . . . . . . . . . . . . . .    1
          ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . .    4
          ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . .    8
          ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF
                    LIMITED PARTNERS  . . . . . . . . . . . . . .   11

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
          ITEM 5.   MARKET  FOR   THE  REGISTRANT'S  LIMITED
                    PARTNERSHIP  UNITS  AND RELATED  LIMITED
                    PARTNER MATTERS . . . . . . . . . . . . . . .   11
          ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . .   13
          ITEM 7.   MANAGEMENT'S DISCUSSION  AND ANALYSIS OF
                    FINANCIAL   CONDITION  AND   RESULTS  OF
                    OPERATIONS  . . . . . . . . . . . . . . . . .   15
          ITEM 8.   FINANCIAL  STATEMENTS  AND SUPPLEMENTARY
                    DATA  . . . . . . . . . . . . . . . . . . . .   20
          ITEM 9.   CHANGES   IN   AND  DISAGREEMENTS   WITH
                    ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL
                    DISCLOSURE  . . . . . . . . . . . . . . . . .   45

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS  OF THE
                    REGISTRANT  . . . . . . . . . . . . . . . . .   45
          ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . .   47
          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT . . . . . . . . . . . .   51
          ITEM 13.  CERTAIN   RELATIONSHIPS   AND    RELATED
                    TRANSACTIONS  . . . . . . . . . . . . . . . .   51

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   52
          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K . . . . . . . . . . .   52
          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . .   55

                                PART I


ITEM 1.   BUSINESS

     General

     The Dyco Oil and Gas Program 1980-1 Limited Partnership (the "1980-1 Program") and Dyco Oil and Gas Program 1980-2 Limited Partnership (the "1980-2 Program") (collectively, the "Programs") are Minnesota limited partnerships engaged in the production of oil and gas. The 1980-1 Program and the 1980-2 Program commenced operations on February 15, 1980 and June 16, 1980, respectively, with the primary financial objective of investing their limited partners' subscriptions in the drilling of oil and gas prospects and then distributing to their limited partners all available cash flow from the Program's on-going production operations. Dyco Petroleum Corporation ("Dyco")
serves as the General Partner of the Programs. See "Item 2. Properties" for a description of the Programs' reserves and properties.

     The limited partnership agreements for each of the Programs provides that limited partners are allocated 99% of all Program costs and revenues and that Dyco, as General Partner, is allocated 1% of all Program costs and revenues. Included in such costs is each Program's reimbursement to Dyco of the Program's proportionate share of Dyco's geological, engineering, and general and administrative expenses.

     Dyco serves as General Partner of 34 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Natural Gas Company, which is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1995, the Samson Companies owned interests in approximately 18,000 oil and gas wells located in 19 states of the U.S. and 3 provinces of Canada. At December 31, 1995, the Samson Companies operated approximately 3,100 oil and gas wells located in 15 states of the U. S., 2 provinces of Canada, Venezuela, and Russia.

     As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and the other Samson Companies. As of February 1, 1996, the Samson Companies employed approximately 830 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

     Dyco's and the Programs' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 535-1791.


     Funding

     Although the Programs' partnership agreements permit the Programs to incur borrowings, each Program's operations and expenses are currently funded out of each Program's revenues from oil and gas sales. Dyco may, but is not required to, advance funds to each of the

Programs for the same purposes for which Program borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Programs' sole business is the development and production of oil and natural gas with a concentration on natural gas. The Programs do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Programs have no backlog of orders and do not participate in research and development activities. The Programs are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


     Oil, Gas, and Environmental Control Regulations

     Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

     Regulation of Sales and Transportation of Oil and Natural Gas -- Sales of crude oil and condensate are made by the Programs at market prices and are not subject to price controls. The sale of natural gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase natural gas, including the Programs. Although virtually all of the Programs' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels.
Accordingly, such regulations may have a material effect on the Programs' operations and projections of future oil and gas production and revenues.

     Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

     Regulation of the Environment -- The Programs' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance therewith, may increase the cost of the Programs' operations or may affect the Programs' ability to complete, in a timely fashion, existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.

     Significant Customers

     Purchases of gas by Premier Gas Company ("Premier") accounted for approximately 86.6% of the 1980-1 Program's oil and gas sales during the year ended December 31, 1995. With respect to the 1980-2 Program, purchases of gas by Premier accounted for approximately 87.9% of its oil and gas sales during the year ended December 31, 1995. Premier was an affiliate of Dyco until December 6, 1995. See "Item
11. Executive Compensation." In the event of interruption of pur-chases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

     The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.

     Competition and Marketing

     The oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Programs to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), the supply and price of foreign imports of oil and gas, the level of consumer product demand (which is heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors cannot be accurately predicted or anticipated.

     As a general rule, in recent years, worldwide oil production capacity and gas production capacity in certain areas of the United States exceeded demand and resulted in a decline in the average price of oil and gas in the United States. During the later part of 1994 and 1995, however, average oil prices in the United States increased. Oil prices increased from approximately $16.50 per barrel at Decem-ber 31, 1994 to approximately $18.50 per barrel at December 31, 1995. Management is unable to predict whether future oil prices will
(i) stabilize, (ii) increase, or (iii) decrease.

     Gas sales contract prices have generally declined significantly since the mid-1980s due to a number of factors, including a nationwide surplus of gas and increased competition. Competition has increased among United States gas marketers due to the gas surplus, the partial deregulation of gas prices, the conversion by major pipelines to open access transportation, and the lack of strong residential demand for natural gas during the winter months for the last few years as a result of warm winters in much of the United States. However, spot gas prices in the areas where the Programs' gas is marketed increased during the later part of 1995 compared to prices received in the later part of 1994 and the first several months of 1995.

     Substantially all of the Programs' natural gas reserves are being sold in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.

     The Programs' spot gas prices increased from approximately $1.67 per Mcf at December 31, 1994 to approximately $2.00 per Mcf at December 31, 1995. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Future prices will likely be different from (and may be lower than) the prices in effect on December 31, 1995. In many past years, year-end prices have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the year following the year-end valuation date. Management is unable to predict whether future gas prices will
(i) stabilize, (ii) increase, or (iii) decrease.


     Insurance Coverage

     The Programs are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Programs maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Programs, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Programs' financial position and results of operations.


ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1995.

                          Well Statistics(1)
                        As of December 31, 1995

                                     1980-1         1980-2
                                     Program        Program
                                     -------        -------
     Gross productive wells(2):
          Oil                            2              1
          Gas                           50             60
                                        --             --
                    Total               52             61

     Net productive wells(3):
          Oil                          .34            .06
          Gas                         2.62           3.64
                                      ----           ----
                    Total             2.96           3.70

     -----------------
     (1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
     (2) As used throughout this Annual Report, "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

     (3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but 0.15 Net Well.


     Drilling Activities

     The Programs participated in no drilling activities for the year ended December 31, 1995.


     Oil and Gas Production, Revenue, and Price History

     The following table sets forth certain historical information concerning the oil (including condensates) and natural gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.


                          Net Production Data


                                        Year Ended December 31,
                                     ----------------------------
                                       1995      1994      1993
                                     --------  --------  --------

1980-1 Program:
--------------

  Production:
    Oil (Bbls)(1)                       2,455     3,016     2,652
    Gas (Mcf)(2)                      410,288   334,780   308,738

  Oil and gas sales:
    Oil                              $ 42,662  $ 50,080  $ 46,458
    Gas                               562,964   568,880   594,178
                                      -------   -------   -------
      Total                          $605,626  $618,960  $640,636
                                      =======   =======   =======
  Total direct operating
    expenses                         $193,353  $208,158  $ 89,868
                                      =======   =======   =======

  Direct operating expense
    as a percentage of oil
    and gas sales                       31.9%     33.6%     14.0%

  Average sales price:
    Per barrel of oil                $  17.38  $  16.60  $  17.52
    Per Mcf of gas                       1.37      1.70      1.92

  Direct operating expenses
    per equivalent Mcf of
    gas(3)                           $    .45  $    .59  $    .28

1980-2 Program:
--------------

  Production:
    Oil (Bbls)(1)                       2,064     2,221     1,992
    Gas (Mcf)(2)                      560,892   445,185   439,187

  Oil and gas sales:
    Oil                              $ 36,469  $ 36,010  $ 36,794
    Gas                               783,949   705,855   829,585
                                      -------   -------   -------
      Total                          $820,418  $741,865  $866,379
                                      =======   =======   =======

  Total direct operating
    expenses                         $415,548  $206,652  $165,225
                                      =======   =======   =======

  Direct operating expenses
    as a percentage of oil
    and gas sales                       50.7%     27.9%     19.1%

  Average sales price:
    Per barrel of oil                $  17.67  $  16.21  $  18.47
    Per Mcf of gas                       1.40      1.59      1.89

  Direct operating expenses
    per equivalent Mcf of
    gas(3)                           $    .72  $    .45  $    .37

----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of natural gas.
(3) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.


     Proved Reserves and Net Present Value

     The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1995. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1995. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1995. Furthermore, gas prices at December 31, 1995 were higher than the price used for determining the Programs' net present value of proved reserves for the year ended December 31, 1994. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1995 will actually be realized for such production.

     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                          Proved Reserves and
                           Net Present Value
                         From Proved Reserves

                        As of December 31, 1995

1980-1 Program:
--------------

     Estimated proved reserves:
            Natural gas (Mcf)                       1,419,651
            Oil and liquids (Bbls)                     17,478

     Net present value (discounted
            at 10% per annum)                      $1,884,151

1980-2 Program:
--------------

     Estimated proved reserves:
            Natural gas (Mcf)                       1,664,201
            Oil and liquids (Bbls)                      8,641

     Net present value (discounted
            at 10% per annum)                      $1,661,113


     No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 5 to the Programs' financial statements, included in Item 8 of this Annual Report.

     Significant Properties

                            1980-1 Program
                            --------------

     As of December 31, 1995, the 1980-1 Program's properties consisted of 52 gross (2.96 net) productive wells in which the 1980-1 Program owned a working interest. The 1980-1 Program owned a non-working interest in an additional 14 gross wells. Affiliates of the 1980-1 Program operate 13 (20%) of its total wells. As of December 31, 1995, the 1980-1 Program's net interests in its properties resulted in estimated total proved reserves of 1,419,651 Mcf of natural gas and 17,478 barrels of oil with a present value (discounted at 10% per annum) of estimated future net cash flow of $1,884,151. All of the 1980-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.


                            1980-2 Program
                            --------------

     As of December 31, 1995, the 1980-2 Program's properties consisted of 61 gross (3.70 net) productive wells in which the 1980-2 Program owned a working interest. The 1980-2 Program owned a non-working interest in an additional 17 gross wells. Affiliates of the 1980-2 Program operate 16 (21%) of its total wells. As of December 31, 1995, the 1980-2 Program's net interests in its properties resulted in estimated total proved reserves of 1,664,201 Mcf of natural gas and 8,641 barrels of oil with a present value (discounted at 10% per annum) of estimated future net cash flow of $1,661,113. All of the 1980-2 Program's reserves are located in the Anadarko Basin.


     Title to Oil and Gas Properties

     Management believes that the  Programs have satisfactory title to
their oil  and gas properties.   Record title to  substantially all of
the Programs' properties is held by Dyco as nominee.

     Title to the Programs' properties is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Programs' interest therein or materially interfere with their use in the operation of the Programs' business.


ITEM 3.   LEGAL PROCEEDINGS

     On November 12, 1992, Larry and Leona Beck filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on the Paul King #1-7 well. (Beck v. Trigg Drilling Company, Inc., et al., C-92-227, District Court of Beckham County, Oklahoma). The 1980-1 Program had an approximate 4.6% working interest in the Paul King #1-7 well at the time the lawsuit was filed and the 1980-2 Program had an approximate 4.7% working interest in the Paul King #1-7 well at the time the lawsuit was filed. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. The 1980-1 and 1980-2 Programs' share of such verdict is approximately $123,000 and $128,000, respectively, in actual damages and approximately $23,000 and $23,500, respectively, in punitive damages. See Note 4 to each Program's financial statements included in Item 8 of this Annual Report. Dyco is presently appealing the matter.

     On March 18, 1993, a royalty owner filed a lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Thurmond Ranch #1-2 well. (John B. Thurmond, Trustee v. Dyco, Case No. CS-93-10; District Court of Roger Mills County, Oklahoma). The 1980-1 Program has an approximate 15% working interest in the Thurmond Ranch #1-2 well. Plaintiff is seeking a full accounting, unpaid royalties, and his share of benefits from the gas purchase contract as a third party beneficiary. The plaintiff has not quantified the amount of his alleged damages. Dyco has filed its answer in the matter in which it denied all of the plaintiff's allegations. Discovery is proceeding in the matter. The plaintiffs filed a motion for summary judgment on November 29, 1994 in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of this Annual Report, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of this Annual Report, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 Program from this lawsuit.
     On October 15, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of proceeds of a take-or-pay settlement with a gas purchaser which involved the Marshall Young No. 2-4, Mikles No. 3-4, and Hunter-Ryan No. 1 wells (Tom Mikles, et al. v. Dyco Petroleum Corporation, Case No. C-93-190, District Court of Beckham County, Oklahoma). The 1980-1 Program has an approximate 1.2% working interest in the Marshall Young No. 2-4 well and an approximate 3.1% working interest in the Mikles No. 3-4 and Hunter-Ryan No. 1 wells, while the 1980-2 Program has an approximate 1.3% working interest in the Marshall Young No. 2-4 well and an approximate 3.2% working interest in the Mikles No. 3-4 and Hunter-Ryan No. 1 wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 21, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of this Annual Report, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of this Annual Report, management cannot determine the amount of any alleged damages which would be allocable to the Programs.

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of proceeds of a take-or-pay settlement with a gas purchaser which involved the Kinney Warren No. 3-10, Fender No. 4-10, Mikles No. 1-10, and Damron No. 1-10 wells (Gene Mikles, et al. v. Dyco Petroleum

Corporation, et al., District Court of Beckham County, Oklahoma). The 1980-1 Program has an approximate 2.3% working interest in the Kinney Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.7% working interest in the Mikles No. 1-10 and Damron No. 1-10 wells, while the 1980-2 Program has an approximate 2.4% working interest in the Kinney Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.9% working interest in the Mikles No. 1-10 and Damron No. 1-10 wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 18, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of this Annual Report, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of this Annual Report, management cannot determine the amount of any alleged damages which would be allocable to the Programs.

     On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Programs have an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit (Merle McCollum, as Personal Representative of the Estate of Jack McCollum, Deceased v. Apache Corporation, et al., District Court of Beckham County, Oklahoma). The wells in question included the Kinney-Warren No. 3-10, Fender No. 4-10, Mikles No. 1-10, and Damron No. 1-10. The 1980-1 Program has an approximate 2.3% working interest in the Kinney-Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.7% working interest in the Mikles No. 1-10 and Damron No. 1-10 wells, while the 1980-2 Program has an approximate 2.4% working interest in the Kinney-Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.9% working interest in the Mikles No. 1-10 and Damron No. 1-10 wells. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the four wells pursuant to 52 O.S. Section 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgment was entered on June 15, 1994 in the amount of $550,000 plus interest. See Note 4 to each Program's financial statements included in Item 8 of this Annual Report. The defendants have appealed the district court's ruling to the Oklahoma Supreme Court, which appeal is currently pending, however, it has been assigned to the Oklahoma Court of Appeals (Case No. 83,892, Supreme Court of the State of Oklahoma, filed July 12, 1994 (consolidated with Case No. 84-188, Supreme Court of the State of Oklahoma, filed August 22, 1994)). Oral arguments in the case were heard by the Court of Appeals on January 25, 1996.

     On June 14, 1995, a royalty owner filed a class action lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Richmond No. 1-7 well. (Dolores Wynn, Trustee of the Dolores Wynn Revocable Living Trust v. Dyco, Case No. CJ-95-31, District Court of Dewey County, Oklahoma.) The 1980-1 Program has an approximate 5.12% working interest in the Richmond No. 1-7 well. The lawsuit also alleges claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud. The plaintiff is seeking an accounting as a third party beneficiary and a temporary restraining order, along with actual and punitive damages, interest, and costs. Dyco intends to vigorously defend the lawsuit. As of the date of this Annual Report, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 Program from this lawsuit.

     Except for the foregoing litigation, to the knowledge of the management of Dyco and the Programs, neither Dyco, the Programs, nor the Programs' properties are subject to any litigation, the results of which would have a material effect on the Programs' or Dyco's financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the limited partners of either Program during 1995.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER MATTERS

     The Programs do not have an established trading market for their units of limited partnership interest ("Units"). Pursuant to the terms of the Programs' limited partnership agreements, Dyco, as General Partner, is obligated to annually offer a repurchase offer which is based on the estimated future net revenues from the Programs' reserves and is calculated pursuant to the terms of the limited partnership agreement. Such repurchase offer is recalculated monthly in order to reflect cash distributions made to the limited partners and other extraordinary events. The following table sets forth, for the periods indicated, Dyco's repurchase offer per Unit and the amount of the Programs' cash distributions per Unit for the same period. For purposes of this Annual Report, a Unit represents an initial subscription of $5,000 to a Program.


                            1980-1 Program
                            --------------

                                   Repurchase         Cash
                                     Price        Distributions
                                   ----------     -------------
     1994:
          First Quarter               $294             $ -
          Second Quarter               349              55
          Third Quarter                349               -
          Fourth Quarter               319              30

     1995:
          First Quarter               $319               -
          Second Quarter               319               -
          Third Quarter                245               -
          Fourth Quarter               245               -

     1996:
          First Quarter               $245             (1)

     --------------------

     (1)  To be declared in March 1996.



                            1980-2 Program
                            --------------

                                   Repurchase         Cash
                                     Price        Distributions
                                   ----------     -------------
     1994:
          First Quarter               $245             $25
          Second Quarter               302              35
          Third Quarter                302               -
          Fourth Quarter               277              25

     1995:
          First Quarter               $277               -
          Second Quarter               277              20
          Third Quarter                244               -
          Fourth Quarter               244               -

     1996:
          First Quarter               $244             (1)

     --------------------
     (1)  To be declared in March 1996.


     The 1980-1 Program has 4,040 Units outstanding and approximately 1,402 limited partners of record. The 1980-2 Program has 5,059 Units outstanding and approximately 1,724 limited partners of record.

ITEM 6.   SELECTED FINANCIAL DATA

                                    Selected Financial Data

     The following table presents selected  financial data for the Programs.  This  data should be read in conjunction with  the financial statements of the Programs, and the respective notes
thereto,  included elsewhere  in  this Annual  Report.   See "Item 8. Financial  Statements and
Supplementary Data."
                                         1980-1 Program
                                         --------------
                                                          December 31,
                                    --------------------------------------------------------
                                       1995       1994      1993       1992         1991
                                    ----------  --------  --------  ----------  ------------
Summary of Operations
  Oil and gas sales                 $  605,626  $618,960  $640,636  $  815,018   $  740,975
  Total revenues                       610,611   623,003   643,836     863,442      758,524

  Lease operating
    expenses                           152,105   164,315    44,096      29,483      114,849
  Production taxes                      41,248    43,843    45,772      57,555       52,696
  General and admini-
    strative expenses                   68,974    64,886    68,371      70,470       66,592
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                         122,879   166,083   115,490     179,651      285,802
  Valuation allowance for
    oil and gas properties                -         -         -           -         856,000
  Interest Expense                        -         -         -           -           9,450
  Net income (loss)                    225,405   183,876   370,107     526,283  (   626,865)
    per Unit                                56        46        92         130  (       155)
  Cash distributions                      -      343,400   545,400     646,400      404,000
    per Unit                              -           85       135         160          100
Summary Balance Sheet
   Data:
    Total assets                     1,033,855   811,045   907,646   1,072,236    1,193,614
    Partners' capital                  946,312   720,907   880,431   1,055,724    1,175,841


                                         1980-2 Program
                                         --------------

                                                             December 31,
                                      ---------------------------------------------------------
                                         1995       1994       1993        1992         1991
                                      ----------  --------  ----------  ----------  -----------
Summary of Operations
  Oil and gas sales                   $  820,418  $741,865  $  866,379  $1,086,413   $1,066,435
  Total revenues                         827,427   748,100     886,645   1,151,589    1,129,585

  Lease operating
    expenses                             356,433   156,787      96,924     109,799      173,153
  Production taxes                        59,115    49,865      68,301      73,665       79,741
  General and admini-
    strative expenses                    101,606    96,134      98,967      94,784       82,060
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                           130,828   190,498     154,299     221,849      360,258
  Valuation allowance for
    oil and gas properties                  -         -           -           -       1,025,895
  Interest expense                          -         -           -           -           9,546

  Net income (loss)                      179,445   254,816     468,154     651,492  (  601,068)
    per Unit                                  35        50          93         129  (      119)
  Cash distributions                     101,180   430,015     758,850     733,555      809,439
    per Unit                                  20        85         150         145          160

Summary Balance Sheet
   Data:
    Total assets                       1,070,692   861,863   1,542,926   1,758,558    1,939,161
    Partners' capital                    824,896   746,631     921,830   1,212,526    1,294,589


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

                                General
                                -------

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. In management's view, it is not possible to predict accurately either the short-term or long-term prices for oil or gas. Specifically, due to the oversupply of natural gas in recent years, certain of the
Programs' gas producing properties have suffered, and continue to suffer during portions of the year, production curtailments and seasonal reductions in the prices paid by purchasers. Additional curtailments and seasonal or regional price reductions will adversely affect the operations and financial condition of the Programs. Gas sales prices, which have generally declined significantly since the mid-1980s, increased during the fourth quarter of 1995. See "Item 1. Business - Competition and Marketing." Actual future prices received by the Programs will likely be different from (and may be lower than) the prices in effect on December 31, 1995. In many past years, year-end prices have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the year following the year-end valuation date. Management is unable to predict whether future gas prices will (i) stabilize, (ii) increase, or (iii) decrease. The amount of the Programs' cash flow, however, is dependent on such future gas prices.


                            1980-1 Program
                            --------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased slightly by 2.2% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease resulted primarily from a decrease in the average price of natural gas sold, partially offset by an increase in volumes of natural gas sold. Volumes of oil sold decreased 561 barrels for the year ended December 31, 1995 as compared to the year ended December 31, 1994 while volumes of natural gas sold increased 75,508 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase in volumes of natural gas sold was primarily due to increased production on two wells during the year ended December 31, 1995 as compared to the year ended December 31, 1994 as a result of recompletion activities completed during the year ended December 31, 1995. Average natural gas prices decreased to $1.37 per Mcf for the year ended December 31, 1995 from $1.70 per Mcf for the year ended December 31, 1994, while average oil prices increased to $17.38 per barrel for the year ended December 31, 1995 from $16.60 per barrel for the year ended December 31, 1994.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased 7.1% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease resulted primarily from an accrual for certain litigation costs during the year ended December 31, 1994, partially offset by workover charges incurred on two wells during the year ended December 31, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased slightly to

31.9% for the year ended December 31, 1995 from 33.6% for the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $43,204 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of an upward revision in the estimate of the 1980-1 Program's remaining natural gas reserves during the year ended
December 31, 1995 as compared to the year ended December 31, 1994, partially offset by an increase in oil and gas properties subject to amortization as a result of the recompletion of an existing well during the year ended December 31, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, this expense decreased to 20.3% for the year ended December 31, 1995 from 26.8% for the year ended December 31, 1994. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization expense discussed above.
     General and administrative expenses increased $4,088 for the year ended December 31, 1995 as compared to the year ended December 31,
1994. This increase resulted primarily from increases in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 11.4% for the year ended December 31, 1995 from 10.5% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses discussed above.

                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales decreased slightly by 3.4% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was due primarily to decreases in the average prices of oil and natural gas sold, partially offset by increases in volumes of oil and natural gas sold. Volumes of oil and natural gas sold increased by 364 barrels and 26,042 Mcf for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of natural gas sold was primarily a result of upward reserve revisions on wells thought to have produced their remaining reserves in 1993. Average oil and natural gas prices decreased to $16.60 per barrel and $1.70 per Mcf for the year ended December 31, 1994 from averages of $17.52 per barrel and $1.92 per Mcf for the year ended December 31, 1993.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased 131.6% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. As a percentage of oil and gas sales, these expenses increased to 33.6% for the year ended December 31, 1994 from 14.0% for the year ended December 31, 1993. These increases were primarily due to an accrual for certain litigation costs and other non-recurring costs during the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $50,593 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to (i) the increase in volumes of oil and natural gas sold during 1994, (ii) an increase in oil and gas properties subject to amortization as a result of 1994 redrilling and workover activities on several existing wells which were incurred in order to improve the recovery of reserves, and (iii) reduced year-end natural gas prices associated with 1994 natural gas reserves. As a percentage of oil and gas sales, this expense increased to 26.8% for the year ended December 31, 1994 from 18.0% for the year ended December 31, 1993. This percentage increase was primarily a result of the dollar increase discussed above and decreases in the average prices of oil and natural gas sold.

     General and administrative expenses decreased slightly by $3,485 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was due primarily to a decrease in professional fees during the year ended December 31, 1994 as compared to the similar period in 1993. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.5% for the year ended December 31, 1994 compared to 10.7% for the year ended December 31, 1993.



                            1980-2 Program
                            --------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales increased 10.6% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase resulted from an increase in the volumes of natural gas sold, partially offset by a decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of natural gas sold increased 115,707 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994, while volumes of oil sold decreased 157 barrels for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase in volumes of natural gas sold was primarily due to a significant positive prior period volume adjustment by a purchaser on one well during the year ended December 31, 1995. Average natural gas prices decreased to $1.40 per Mcf for the year ended December 31, 1995 from $1.59 per Mcf for the year ended December 31, 1994, while average oil prices increased to $17.67 per barrel for the year ended December 31, 1995 from $16.21 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased 101.1% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to workover charges on one well during the year ended December 31, 1995 which were incurred in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 50.7% for the year ended December 31, 1995 from 27.9% for the year ended December 31, 1994. This percentage increase resulted primarily from the dollar increase in production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $59,670 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of an upward revision in the estimate of the 1980-2 Program's remaining natural gas reserves during the year ended
December 31, 1995 as compared to the year ended December 31, 1994, partially offset by an increase in oil and gas sales for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 15.9% for the year ended December 31, 1995 from 25.7% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward revision in the estimate of the 1980-2 Program's remaining natural gas reserves discussed above.

     General and administrative expenses increased $5,472 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase resulted primarily from increases in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.4% for the year ended December 31, 1995 compared to 13.0% for the year ended December 31, 1994.


                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales decreased 14.4% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was due to decreases in the average prices of oil and natural gas sold, partially offset by increases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold increased by 229 barrels and 5,998 Mcf, respectively, for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Average oil and natural gas prices decreased to $16.21 per barrel and $1.59 per Mcf for the year ended December 31, 1994 from averages of $18.47 per barrel and $1.89 per Mcf for the year ended December 31, 1993.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased 25.1% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase resulted primarily from an accrual for certain litigation costs during the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 27.9% for the year ended December 31, 1994 from 19.1% for the year ended December 31, 1993. This percentage increase was primarily a result of the litigation costs discussed above and the decreases in the average prices of oil and natural gas sold during the year ended December 31, 1994 as compared to the year ended December 31, 1993.

     Depreciation, depletion, and amortization of oil and gas properties increased $36,199 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily a result of (i) the increases in volumes of oil and natural gas sold during 1994, (ii) an increase in oil and gas properties subject to amortization as a result of 1994 redrilling and workover activities on several existing wells which were incurred in order to improve the recovery of reserves, and (iii) reduced year-end natural gas prices associated with 1994 natural gas reserves. As a percentage of oil and gas sales, this expense increased to 25.7% for the year ended December 31, 1994 from 17.8% for the year ended December 31, 1993. This percentage increase was primarily a result of the dollar increase discussed above and the decreases in the average prices of oil and natural gas sold discussed above.

     General and administrative expenses remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993. As a percentage of oil and gas sales, these expenses increased to 13.0% for the year ended December 31, 1994 from 11.4% for the year ended December 31, 1993. This increase was primarily a result of the decreases in the average prices of oil and natural gas sold discussed above.

     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item
5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1995, the 1980-1 Program's and 1980-2 Program's proved reserve quantities at December 31, 1995 would have a life of approximately 3.5 and 3.0 years, respectively, for gas reserves and
7.1 and 4.2 years, respectively, for oil reserves.

     The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. The Programs have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

     There can be no assurance as to the amount of the Programs' future cash distributions. The Programs' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Programs' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Programs, including the price of and demand for oil and natural gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Programs are not replacing production through acquisitions of producing properties and drilling.

     The Programs are involved in certain litigation, the outcomes of which cannot presently be determined. In the event of unfavorable outcomes, the Programs' liquidity and capital resources could be negatively impacted. See "Item 3. Legal Proceedings" for a further discussion of this litigation.


     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 1995. Oil and natural gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP

     We have audited the financial statements of the Dyco Oil and Gas Program 1980-1 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-1 Limited Partnership at December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                   COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
February 6, 1996

                       DYCO OIL AND GAS PROGRAM
                      1980-1 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1995 and 1994

                                 ASSETS
                                 ------
                                           1995          1994
                                        ----------     --------
CURRENT ASSETS:
  Cash and cash equivalents             $  106,038     $ 71,555
  Accrued oil and gas sales,
    including $92,090 and $66,054
    due from related parties               109,691       75,516
                                         ---------      -------
    Total current assets                $  215,729     $147,071

NET OIL AND GAS PROPERTIES,
  utilizing the full cost method           671,070      542,055

DEFERRED CHARGE                            147,056      121,919
                                         ---------      -------
                                        $1,033,855     $811,045
                                         =========      =======


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   49,013     $ 47,747
  Gas imbalance payable                      1,434       15,866
                                         ---------      -------
    Total current liabilities           $   50,447     $ 63,613

ACCRUED LIABILITY                           37,096       26,525

CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 40 Units                    9,463        7,209
  Limited Partners, issued and
    outstanding, 4,000 Units               936,849      713,698
                                         ---------      -------
    Total Partners' Capital             $  946,312     $720,907
                                         ---------      -------
                                        $1,033,855     $811,045
                                         =========      =======



                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-1 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993


                                1995        1994       1993
                              -------     -------    -------
REVENUES:
  Oil and gas sales,
    including $524,274,
    $576,825, and $620,749
    of sales to related
    parties                   $605,626    $618,960   $640,636
  Interest                       4,985       4,043      3,200
                               -------     -------    -------
                              $610,611    $623,003   $643,836

COSTS AND EXPENSES:
  Lease operating             $152,105    $164,315   $ 44,096
  Production taxes              41,248      43,843     45,772
  Depreciation, depletion,
    and amortization of
    oil and gas properties     122,879     166,083    115,490
  General and administrative    68,974      64,886     68,371
                               -------     -------    -------
                              $385,206    $439,127   $273,729
                               -------     -------    -------

NET INCOME                    $225,405    $183,876   $370,107
                               =======     =======    =======
GENERAL PARTNER (1%) -
  NET INCOME                  $  2,254    $  1,839   $  3,701
                               =======     =======    =======
LIMITED PARTNERS (99%) -
  NET INCOME                  $223,151    $182,037   $366,406
                               =======     =======    =======
NET INCOME per Unit           $     56    $     46   $     92
                               =======     =======    =======
UNITS OUTSTANDING                4,040       4,040      4,040
                               =======     =======    =======


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-1 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1995, 1994, and 1993


                             General      Limited
                             Partner     Partners        Total
                            ---------  ------------  ------------

Balances at Dec. 31, 1992    $10,557    $1,045,167    $1,055,724
  Cash distributions        (  5,454)  (   539,946)  (   545,400)
  Net income                   3,701       366,406       370,107
                              ------     ---------     ---------

Balances at Dec. 31, 1993    $ 8,804    $  871,627    $  880,431
  Cash distributions        (  3,434)  (   339,966)  (   343,400)
  Net income                   1,839       182,037       183,876
                              ------     ---------     ---------

Balances at Dec. 31, 1994    $ 7,209    $  713,698    $  720,907
  Cash distributions            -             -             -
  Net income                   2,254       223,151       225,405
                              ------     ---------     ---------

Balances at Dec. 31, 1995    $ 9,463    $  936,849    $  946,312
                              ======     =========     =========





                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-1 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                       1995        1994        1993
                                    ----------  ----------  ----------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                         $225,405    $183,876    $370,107
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties              122,879     166,083     115,490
    (Increase) decrease in accrued
      oil and gas sales             (  34,175)     19,128      35,970
    Increase in deferred charge     (  25,137)  (   2,205)  (  60,643)
    Increase in accounts payable        1,266      38,730         961
    Increase (decrease) in
      gas imbalance payable         (  14,432)  (   2,332)      9,742
    Increase in accrued liability      10,571      26,525         -
                                      -------     -------     -------
  Net cash provided by
    operating activities             $286,377    $429,805    $471,627

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to oil and gas
    properties                      ($253,413)  ($ 71,324)  ($  2,408)
  Retirements of oil and
    gas properties                      1,519          14       8,363
                                      -------     -------     -------
Net cash provided (used)
  by investing activities           ($251,894)  ($ 71,310)   $  5,955

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions                     -      ($343,400)  ($545,400)
                                      -------     -------     -------
  Net cash used by financing
    activities                           -      ($343,400)  ($545,400)
                                      -------     -------     -------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS          $ 34,483    $ 15,095   ($ 67,818)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD               71,555      56,460     124,278
                                      -------     -------     -------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $106,038    $ 71,555    $ 56,460
                                      =======     =======     =======


                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1995, 1994, and 1993



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1980-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on February 15, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,523.66 (37.7%) of the Program's Units at December 31, 1995.

     The Program's sole business is the development and production of oil and natural gas with a concentration on natural gas. Substantially all of the Program's natural gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and natural gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1995, 1994, and 1993 were $0.29, $0.47, and $0.36, respectively. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission) the excess is charged to expense in the year during which such excess occurs. In addition, the Securities and Exchange Commission rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred Charge at December 31, 1995 and 1994 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 383,357 Mcf, resulting in prepaid lease operating expenses of $147,056. At December 31, 1994, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 430,504 Mcf, resulting in prepaid lease operating expenses of $121,919.


     Accrued Liability

     Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 96,706 Mcf, resulting in accrued lease operating expenses of $37,096. At December 31, 1994, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 93,660 Mcf, resulting in accrued lease operating expenses of $26,525.


     Oil and Gas Sales and Gas Imbalance Payable

     The  Program's  oil  and  condensate production  is  sold,  title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of natural gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in natural gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1995 total sales exceeded the Program's share of estimated total gas reserves on two wells by $1,434 (643 Mcf). At December 31, 1994 total sales exceeded the Program's share of estimated total gas reserves on seven wells by $15,866 (10,438
     Mcf). These amounts were recorded as gas imbalance payables at December 31, 1995 and 1994 in accordance with the sales method.


     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accrued oil and gas sales, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized in the near term. Contingent liabilities from litigation (see Note 4) and oil and gas reserves (see Note
     5) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1995, 1994, and 1993, such expenses totaled $68,974, $64,886, and $68,371, respectively, of which $56,088, $56,088, and $55,545, were paid to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     The Program sells gas at market prices to Premier Gas Company ("Premier") and other similar gas marketing firms. Such firms may then resell such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During 1995, 1994, and 1993, these sales totaled $524,274,
     $576,825, and $620,749, respectively. At December 31, 1995 and 1994 accrued oil and gas sales included $92,090 and $66,054, respectively, due from Premier.


3.   MAJOR CUSTOMERS

     The following purchaser individually accounted for more than 10% of the combined oil and gas sales of the Program for the years ended December 31, 1995, 1994, and 1993:


          Purchaser           1995      1994      1993
          ---------           ----      ----      ----

          Premier             86.6%     93.2%     96.9%

     In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

4.   CONTINGENCIES

     On November 12, 1992, certain adjacent landowners filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Program's wells. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. The Program's share of such verdict is approximately $123,000 in actual damages and approximately $23,000 in punitive damages. Dyco is presently appealing the matter.

     On March 18, 1993, a royalty owner filed a lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved one of the Program's wells. Plaintiff is seeking a full accounting, unpaid royalties, and his share of benefits from the gas purchase contract as a third party beneficiary. The plaintiff has not quantified the amount of his alleged damages. Dyco has filed its answer in the matter in which it denied all of the Plaintiff's allegations. Discovery is proceeding in the matter. The plaintiffs filed a motion for summary judgment on November 29, 1994 in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the Program.


     On October 15, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved three of the Program's wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 21, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the Program.

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved four of the Program's wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 18, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the Program.

     On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Program has an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the four wells pursuant to 52 O.S. Section 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgment was entered on June 15, 1994 in the amount of $550,000 plus interest. The defendants have appealed the district court's ruling, which appeal is currently pending. Oral arguments in the case were heard by the appellate court on January 25, 1996.

     On June 14, 1995, a royalty owner filed a class action lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved one of the Program's wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud. The plaintiff is seeking an accounting as a third party beneficiary and a temporary restraining order, along with actual and punitive damages, interest, and costs. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the Program.

     Included in these financial statements as of December 31, 1995 and 1994 is an accrual by the General Partner of $40,000 representing the Program's share of estimated ultimate damages resulting from two of the above mentioned contingencies.

5.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission.


     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:
                                            December 31,
                                   ------------------------------
                                       1995             1994
                                   -------------    -------------

     Proved properties              $29,754,686      $29,502,792

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization         -                -
                                     ----------       ----------
                                    $29,754,686      $29,502,792

     Less accumulated depreciation,
       depletion, amortization,
       and valuation allowance     ( 29,083,616)    ( 28,960,737)
                                     ----------       ----------

     Net oil and gas properties     $   671,070      $   542,055
                                     ==========       ==========


     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:



                                            December 31,
                                    -----------------------------
                                      1995       1994       1993
                                    --------    -------    ------

     Acquisition of properties      $   -       $  -       $ -
     Exploration costs                  -          -         -
     Development costs               253,413     71,324     2,408
                                     -------     ------     -----
     Total costs incurred           $253,413    $71,324    $2,408
                                     =======     ======     =====

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude  oil and natural gas reserves for the years ended December 31, 1995, 1994, and 1993.
     Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco.  All of the Program's reserves are located in the United States.

                               1995                     1994                     1993
                       ---------------------    ---------------------    ---------------------
                          Oil        Gas           Oil        Gas           Oil        Gas
                        (Bbls)      (Mcf)        (Bbls)      (Mcf)        (Bbls)      (Mcf)
                       --------  -----------    --------  -----------    --------  -----------
Proved reserves,
  beginning of year     15,200    1,293,223      15,637    1,602,830      14,612    1,585,007

Revisions of previous
  estimates              4,733      536,716       2,579       25,173       3,677      332,625

Sales of reserves         -            -           -            -           -      (    6,064)

Extensions and
  discoveries             -            -           -            -           -            -

Production             ( 2,455)  (  410,288)    ( 3,016)  (  334,780)    ( 2,652)  (  308,738)
                        ------    ---------      ------    ---------      ------    ---------

Proved reserves,
  end of year           17,478    1,419,651      15,200    1,293,223      15,637    1,602,830
                        ======    =========      ======    =========      ======    =========

Proved developed
reserves:
  Beginning of year     12,859    1,159,081      12,569    1,396,091      13,961    1,470,083
                        ------    ---------      ------    ---------      ------    ---------

  End of year           15,627    1,029,459      12,859    1,159,081      12,569    1,396,091
                        ======    =========      ======    =========      ======    =========


     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; con-sequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP


     We have audited the financial statements of the Dyco Oil and Gas Program 1980-2 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-2 Limited Partnership at December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                   COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
February 6, 1996

                       DYCO OIL AND GAS PROGRAM
                      1980-2 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1995 and 1994

                                 ASSETS
                                 ------
                                        1995           1994
                                     ----------      --------

CURRENT ASSETS:
     Cash and cash equivalents       $  273,193      $105,287
  Accrued oil and gas sales,
    including $93,000 and $83,013
    due from related parties            117,898        90,036
                                      ---------       -------
    Total current assets             $  391,091      $195,323

NET OIL AND GAS PROPERTIES,
  utilizing the full cost method        488,926       571,506

DEFERRED CHARGE                         190,675        95,034
                                      ---------       -------
                                     $1,070,692      $861,863
                                      =========       =======

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                   $   52,007      $ 48,828
  Gas imbalance payable                  39,263        17,488
                                      ---------       -------
    Total current liabilities        $   91,270      $ 66,316

ACCRUED LIABILITY                       154,526        48,916

CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 59 Units                 8,249         7,467
  Limited Partners, issued and
    outstanding, 5,000 Units            816,647       739,164
                                      ---------       -------
    Total Partners' Capital          $  824,896      $746,631
                                      ---------       -------
                                     $1,070,692      $861,863
                                      =========       =======



                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-2 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993


                                1995        1994       1993
                              -------     -------    -------
REVENUES:
  Oil and gas sales,
    including $720,777,
    $683,848, and $830,063
    of sales to related
    parties                   $820,418    $741,865   $866,379
  Interest                       7,009       6,235     20,266
                               -------     -------    -------
                              $827,427    $748,100   $886,645

COSTS AND EXPENSES:
  Lease operating             $356,433    $156,787   $ 96,924
  Production taxes              59,115      49,865     68,301
  Depreciation, depletion,
    and amortization of
    oil and gas properties     130,828     190,498    154,299
  General and administrative   101,606      96,134     98,967
                               -------     -------    -------
                              $647,982    $493,284   $418,491
                               -------     -------    -------

NET INCOME                    $179,445    $254,816   $468,154
                               =======     =======    =======
GENERAL PARTNER (1%) -
  NET INCOME                  $  1,794    $  2,548   $  4,682
                               =======     =======    =======
LIMITED PARTNERS (99%) -
  NET INCOME                  $177,651    $252,268   $463,472
                               =======     =======    =======
NET INCOME per Unit           $     35    $     50   $     93
                               =======     =======    =======
UNITS OUTSTANDING                5,059       5,059      5,059
                               =======     =======    =======


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-2 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1995, 1994, and 1993


                             General      Limited
                             Partner     Partners        Total
                            ---------  ------------  ------------

Balances at Dec. 31, 1992    $12,125    $1,200,401    $1,212,526
  Cash distributions        (  7,588)  (   751,262)  (   758,850)
  Net income                   4,682       463,472       468,154
                              ------     ---------     ---------

Balances at Dec. 31, 1993    $ 9,219    $  912,611    $  921,830
  Cash distributions        (  4,300)  (   425,715)  (   430,015)
  Net income                   2,548       252,268       254,816
                              ------     ---------     ---------

Balances at Dec. 31, 1994    $ 7,467    $  739,164    $  746,631
  Cash distributions        (  1,012)  (   100,168)  (   101,180)
  Net income                   1,794       177,651       179,445
                              ------     ---------     ---------

Balances at Dec. 31, 1995    $ 8,249    $  816,647    $  824,896
                              ======     =========     =========


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-2 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                       1995        1994        1993
                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                         $179,445    $254,816    $468,154
  Adjustments to reconcile net
    income to net cash provided
    (used) by operating activities:
    Depreciation, depletion, and
      amortization of oil and gas
      properties                      130,828     190,498     154,299
    (Increase) decrease in accrued
      oil and gas sales             (  27,862)     31,365      75,749
    Increase in deferred charge     (  95,641)  (  56,653)  (  38,381)
    Increase in accounts payable        3,179      37,373       1,145
    Increase (decrease) in gas
      imbalance payable                21,775   (  56,431)     73,919
    Decrease in gas prepayments          -           -      ( 535,722)
    Increase (decrease) in related
    party payable                        -      ( 535,722)    535,722
    Increase in accrued liability     105,610      48,916        -
                                      -------     -------     -------
  Net cash provided (used) by
    operating activities             $317,334   ($ 85,838)   $734,885

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to oil and gas
    properties                      ($ 51,525)  ($ 87,990)  ($  4,975)
  Retirements of oil and gas
    properties                          3,277         379       3,953
                                      -------     -------     -------
  Net cash used by
    investing activities            ($ 48,248)  ($ 87,611)  ($  1,022)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions                ($101,180)  ($430,015)  ($758,850)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($101,180)  ($430,015)  ($758,850)
                                      -------     -------     -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               $167,906   ($603,464)  ($ 24,987)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD              105,287    $708,751    $733,738
                                      -------     -------     -------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $273,193    $105,287    $708,751
                                      =======     =======     =======


                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1995, 1994, and 1993



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1980-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 16, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,876.84 (37.1%) of the Program's Units at December 31, 1995.

     The Program's sole business is the development and production of oil and natural gas with a concentration on natural gas. Substantially all of the Program's natural gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and natural gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1995, 1994, and 1993 were $0.23, $0.42, and $0.34, respectively. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred Charge at December 31, 1995 and 1994 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 324,277 Mcf, resulting in prepaid lease operating expenses of $190,675. At December 31, 1994, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 342,958 Mcf, resulting in prepaid lease operating expenses of $95,034.


     Accrued Liability

     Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 262,799 Mcf, resulting in accrued lease operating expenses of $154,526. At December 31, 1994, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 176,528 Mcf, resulting in accrued lease operating expenses of $48,916.


     Oil and Gas Sales and Gas Imbalance Payable

     The Program's oil and condensate production is sold, title passed and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of natural gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in natural gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1995 total sales exceeded the Program's share of estimated total gas reserves on five wells by $39,263 (19,830 Mcf). At December 31, 1994 total sales exceeded the Program's share of estimated total gas reserves on nine wells by $17,488 (11,505
     Mcf). These amounts were recorded as gas imbalance payables at December 31, 1995 and 1994 in accordance with the sales method.


     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accrued oil and gas sales, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized in the near term. Contingent liabilities from litigation (see Note 4) and oil and gas reserves (see Note
     5) also involve significant estimates which could materially differ from the actual amounts ultimately realized.

     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1995, 1994, and 1993, such expenses totaled $101,606, $96,134, and $98,967, respectively, of which $85,620,
     $85,620, and $84,795, were paid to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     The Program has sold gas to Premier Gas Company ("Premier") and other similar gas marketing firms. Such firms may then resell such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During 1995, 1994, and 1993, these sales totaled $720,777, $683,848, and
     $830,063, respectively. At December 31, 1995 and 1994 accrued oil and gas sales included $93,000 and $83,013, respectively, due from Premier.

     During 1993, a gas prepayment was refunded to a pipeline company by a related party, resulting in a related party payable at December 31, 1993. In January 1994, the Program repaid the related party.


3.   MAJOR CUSTOMERS

     The following purchaser individually accounted for more than 10% of the combined oil and gas sales of the Program for the years ended December 31, 1995, 1994, and 1993:


          Purchaser      1995      1994      1993
          ---------      ----      ----      ----

          Premier        87.9%     92.2%     95.8%

     In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.   CONTINGENCIES

     On November 12, 1992, certain adjacent landowners filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Program's wells. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. The Program's share of such verdict is approximately $128,000 in actual damages and approximately $23,500 in punitive damages. Dyco is presently appealing the matter.

     On October 15, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved three of the Program's wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 21, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the Program.

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved four of the Program's wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 18, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the Program.

     On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Program has an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the four wells pursuant to 52 O.S. Section 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgment was entered on June 15, 1994 in the amount of $550,000 plus interest. The defendants have appealed the district court's ruling, which appeal is currently pending. Oral arguments in the case were heard by the appellate court on January 25, 1996.

     Included in these financial statements as of December 31, 1995 and 1994 is an accrual by the General Partner of $40,000 representing the Program's share of estimated ultimate damages resulting from two of the above mentioned contingencies.


5.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission.

     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:

                                            December 31,
                                   ------------------------------
                                       1995             1994
                                   -------------    -------------

     Proved properties              $35,425,987      $35,377,739

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization         -                -
                                     ----------       ----------
                                    $35,425,987      $35,377,739

     Less accumulated depreciation,
       depletion, amortization,
       and valuation allowance     ( 34,937,061)    ( 34,806,233)
                                     ----------       ----------

     Net oil and gas properties     $   488,926      $   571,506
                                     ==========       ==========

     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:

                                              December 31,
                                        -------------------------
                                         1995     1994     1993
                                        -------  -------  -------

     Acquisition of properties          $  -     $  -     $  -
     Exploration costs                     -        -        -
     Development costs                   51,525   87,990    4,975
                                         ------   ------   ------

     Total costs incurred               $51,525  $87,990  $ 4,975
                                         ======   ======   ======

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude  oil and natural gas reserves for the years ended December 31, 1995, 1994, and 1993.
     Proved  reserves  were estimated  by  petroleum engineers  employed by  affiliates  of the
     Program.  All of the Program's reserves are located in the United States.

                                 1995                    1994                     1993
                         ---------------------   ---------------------    ---------------------
                            Oil       Gas           Oil        Gas           Oil        Gas
                          (Bbls)     (Mcf)        (Bbls)      (Mcf)        (Bbls)      (Mcf)
                         -------- -----------    --------  -----------    --------  -----------
Proved reserves,
  beginning of year       10,013   1,553,093      11,287    1,757,288      10,257    1,901,895

Revisions of previous
  estimates                  692     672,000         947      241,131       3,022      298,162

Sales of reserves           -           -           -      (      141)       -      (    3,582)

Extensions and
  discoveries               -           -           -            -           -            -

Production               ( 2,064) (  560,892)    ( 2,221)  (  445,185)    ( 1,992)  (  439,187)
                          ------   ---------      ------    ---------      ------    ---------

Proved reserves,
  end of year              8,641   1,664,201      10,013    1,553,093      11,287    1,757,288
                          ======   =========      ======    =========      ======    =========

Proved developed
reserves:
  Beginning of year        7,112   1,306,306       7,604    1,430,742       9,105    1,673,954
                          ------   ---------      ------    ---------      ------    ---------

  End of year              6,234   1,386,834       7,112    1,306,306       7,604    1,430,742
                          ======   =========      ======    =========      ======    =========


     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; con-sequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Programs are limited partnerships and have no directors or executive officers. The following individuals are directors and executive officers of Dyco, the General Partner. The business address of such directors and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

     Name           Age           Position with Dyco
     ----           ---           ------------------

C. Philip Tholen    47   Chief   Executive  Officer,   President,  and
                         Chairman of the Board of Directors

Dennis R. Neill     43   Senior Vice President and Director

Jack A. Canon       46   Senior  Vice  President- General  Counsel and
                         Director

Patrick M. Hall     37   Senior Vice President - Controller

Annabel M. Jones    42   Secretary

Judy F. Hughes      49   Treasurer


The directors will hold office until the next annual meeting of shareholders of Dyco and until their successors have been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     C. Philip Tholen joined the Samson Companies in 1977 and has served as President, Chief Executive Officer, and Director of Dyco since June 18, 1991. Prior to joining the Samson Companies, he was an audit manager for Arthur Andersen & Co. in Tulsa where he specialized in oil and natural gas industry audits and contract audits. He holds a Bachelor of Science degree in accounting from the University of Tulsa and is a Certified Public Accountant. Mr. Tholen is also Executive Vice President, Chief Financial Officer, Treasurer, and

Director of Samson Investment Company; President and Chairman of the Board of Directors of Samson Natural Gas Company, Geodyne Resources, Inc. and its subsidiaries, and Samson Resources Company; President of two Divisions of Samson Natural Gas Company, Samson Exploration Company and Samson Production Services Company; Senior Vice President, Treasurer, and Director of Samson Properties Incorporated; and Director of Circle L Drilling Company and Samson Industrial Corporation.

     Dennis R. Neill joined the Samson Companies in 1981 and was named Senior Vice President and Director of Dyco on June 18, 1991. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President, Chief Operating Officer, and Director of Samson Properties Incorporated; Senior Vice President of Samson Hydrocarbons Company; Senior Vice President and Director of Geodyne Resources, Inc. and its subsidiaries; and President and Chairman of the Board of Directors of Samson Securities Company.

     Jack A. Canon joined the Samson Companies in 1983 and has served as a Vice President and Director of Dyco since June 18, 1991. Prior to joining the Samson Companies, he served as a staff attorney for Terra Resources, Inc. and was associated with the Tulsa law firm of Dyer, Powers, Marsh, Turner and Armstrong. He received a Bachelor of Science degree in accounting from Quincy College and a Juris Doctorate degree from the University of Tulsa. Mr. Canon also serves as Secretary of Samson Investment Company; Director of Samson Natural Gas Company, Samson Properties Incorporated, Circle L Drilling Company, and Samson Securities Company; Senior Vice President - General Counsel of Samson Production Services Company, a Division of Samson Natural Gas Company, and Geodyne Resources, Inc. and its subsidiaries; and Vice President - General Counsel of Samson Industrial Corporation.

     Patrick M. Hall joined the Samson Companies in 1983 and was named a Vice President of Dyco on June 18, 1991. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also a Director of Samson Natural Gas Company and Geodyne Resources, Inc. and its subsidiaries; Senior Vice President - Controller and Director of Samson Properties Incorporated; and Senior Vice President - Controller of Samson Production Services Company, a Division of Samson Natural Gas Company.

     Annabel M. Jones joined the Samson Companies in 1982 and was named Secretary of Dyco on June 18, 1991. Prior to joining the Samson Companies she served as associate general counsel of the Oklahoma Securities Commission. She holds Bachelor of Arts in political science and Juris Doctorate degrees from the University of Oklahoma. Ms. Jones serves as Assistant General Counsel - Corporate Affairs for Samson Production Services Company, a Division of Samson Natural Gas Company, and is also Secretary of Samson Properties Incorporated, Samson Natural Gas Company, Geodyne Resources, Inc. and its subsidiaries, and Samson Industrial Corporation; Vice-President, Secretary, and Director of Samson Securities Company; and Assistant Secretary of Samson Investment Company.

     Judy F. Hughes joined the Samson Companies in 1978 and was named Treasurer of Dyco on June 18, 1991. Prior to joining the Samson Companies, she performed treasury functions with Reading & Bates Corporation. She attended the University of Tulsa and also serves as

Treasurer of Samson Natural Gas Company, Geodyne Resources, Inc. and its subsidiaries, and Samson Securities Company and Assistant Treasurer of Samson Investment Company and Samson Industrial Corporation.


ITEM 11.  EXECUTIVE COMPENSATION

     The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1995:

         Compensation/Reimbursement to Dyco and its Affiliates
                  Three Years Ended December 31, 1995

  Type of Compensation/
    Reimbursement(1)                         Expense
  ----------------------        ------------------------------
                                1995         1994         1993
                                ----         ----         ----

1980-1 Program
--------------

  Compensation:
    Operations                $   (2)      $   (2)       $   (2)
    Gas Marketing             $   (3)      $   (3)       $   (3)

  Reimbursements:
    General and Adminis-
      trative, Geological,
      and Engineering
      Expenses and Direct
      Expenses(4)             $56,088      $56,088       $55,545

1980-2 Program
--------------

  Compensation:
    Operations                $   (2)      $   (2)       $   (2)
    Gas Marketing             $   (3)      $   (3)       $   (3)

  Reimbursements:
    General and Adminis-
    trative, Geological,
    and Engineering
    Expenses and Direct
    Expenses(4)               $85,620      $85,620       $84,795

----------

(1) The authority for all of such compensation and reimbursement is the limited partnership agreements of the Programs. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Programs serve as operator of some of the Programs' wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the

     Programs to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) Premier, an affiliate of the Programs until December 6, 1995, purchased a portion of the Programs' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. For the years ended December 31, 1995, 1994, and 1993, the 1980-1 Program sold $524,274, $576,825, and
     $620,749, respectively, of gas to Premier. For the years ended December 31, 1995, 1994, and 1993, the 1980-2 Program sold $720,777, $683,848, and $830,063, respectively, of gas to
     Premier.
(4) The Programs reimburse Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Programs. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Programs for their services to the Programs. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Programs' business and all other oil and natural gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Programs of these costs is made by Dyco as General Partner.

     As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, and other functions directly attributable to the Programs' operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1995:

                                         1980-1 Program
                                         --------------

                                      Salary Reimbursement
                              Three Years Ended December 31, 1995

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer<F1>       1993     -         -       -         -            -          -         -
                  1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group<F2>    1993   $29,439     -       -         -            -          -         -
                  1994   $30,568     -       -         -            -          -         -
                  1995   $30,624     -       -         -            -          -         -

---------------

<F1> The general and  administrative expenses paid  by the 1980-1  Program and attributable  to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen.
<F2> No officer or director of Dyco or its affiliates provides full-time services to the 1980-1
     Program  and no  individual's salary or  other compensation reimbursement  from the 1980-1
     Program equals or exceeds $100,000 per annum.

                                         1980-2 Program
                                         --------------

                                      Salary Reimbursement
                              Three Years Ended December 31, 1995

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer<F1>       1993     -         -       -         -            -          -         -
                  1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group<F2>    1993   $44,941     -       -         -            -          -         -
                  1994   $46,663     -       -         -            -          -         -
                  1995   $46,749     -       -         -            -          -         -

---------------

<F1> The general and  administrative expenses paid  by the 1980-2  Program and attributable  to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen.
<F2> No officer or director of Dyco or its affiliates provides full-time services to the 1980-2
     Program  and no  individual's salary or  other compensation reimbursement  from the 1980-2
     Program equals or exceeds $100,000 per annum.

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1995, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Programs have an interest. Such equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Programs for a portion of such costs based upon the Programs' interest in the well.

ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Programs' Units as of December 31, 1995 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                  Number of Units
                                                   Beneficially
                                                  Owned (Percent
             Beneficial Owner                     of Outstanding)
-------------------------------------------       ---------------

1980-1 Program:
--------------

  Samson Properties Incorporated                  1,523.66 (37.7%)

  All directors, officers, and affiliates
    of Dyco as a group and Dyco (8 persons)       1,523.66 (37.7%)


1980-2 Program:
--------------

  Samson Properties Incorporated                  1,876.84 (37.1%)

  All directors, officers, and affiliates
    of Dyco as a group and Dyco (8 persons)       1,876.84 (37.1%)


     To the best knowledge of the Programs and Dyco, there were no officers, directors, or 5% owners who were delinquent filers of reports required under section 16 of the Securities Exchange Act of 1934.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dyco and certain of its affiliates engage in oil and gas activities independently of the Programs which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Programs and Dyco also create potential conflicts of interest. Dyco and its affiliates own a significant amount of the Programs' Units and therefore have an identity of interest with other limited partners with respect to the operations of the Programs.

     In order to attempt to assure limited liability for limited partners as well as an orderly conduct of business, management of the Programs is exercised solely by Dyco. The partnership agreements of the Programs grant Dyco broad discretionary authority with respect to the Programs' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Programs involves circumstances where Dyco has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Programs and other competing interests.

     Dyco does not devote all of its time, efforts, and personnel exclusively to the Programs. Furthermore, the Programs do not have any employees, but instead rely on the personnel of the Samson Companies. The Programs thus compete with the Samson Companies (including other currently sponsored oil and gas programs) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Programs as are indicated by the circumstances and as are consistent with Dyco's fiduciary duties.

     Affiliates of the Programs are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Programs' leasehold interests. Until December 6, 1995, Dyco had delegated the negotiation, administration, and enforcement of its oil and gas sales agreements to Premier. In addition to providing such administrative services, Premier purchased and resold gas directly to end-users and local distribution companies. Because affiliates of the Programs who provided services to the Programs have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that a Program would take if it were to administer its own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Programs' negotiating strength and contractual positions have been enhanced by virtue of its affiliation with the Samson Companies.

     For a description of certain other relationships and related transactions see "Item 11. Executive Compensation".


                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

          (a) Financial Statements and Schedules. The following financial statements and schedules for the Programs as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994, and 1993 are filed as part of this report.

          (1)  Financial Statements:
               Reports of Independent Accountants
               Balance Sheets
               Statements of Operations
               Statements of Partners' Capital
               Statements of Cash Flows
               Notes to Financial Statements

          (2)  Financial Statement Schedules:

               None

          All other schedules have been omitted since the required information is presented in the Financial Statements or is not applicable.

          (b)  Reports on Form 8-K for the fourth quarter of 1995:

               None.

          (c)  Exhibits:

               4.1 Drilling Agreement dated February 15, 1980 for Dyco Drilling Program 1980-1 by and between Dyco Oil and Gas Program 1980-1, Dyco Petroleum Cor-poration, and Jaye F. Dyer filed as Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

               4.2 Form of Program Agreement for Dyco Oil and Gas Program 1980-1 by and between Dyco Petroleum Corporation and the Participants filed as Exhibit
                    4.2 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

               4.3 Amendment to Program Agreement for Dyco Oil and Gas Program 1980-1 dated February 9, 1989 filed as
                    Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

               4.4 Certificate of Limited Partnership (as amended) for Dyco Oil and Gas Program 1980-1 Limited Partnership filed as Exhibit 4.4 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

               4.5 Drilling Agreement dated June 20, 1980 for Dyco Drilling Program 1980-2 by and between Dyco Oil and Gas Program 1980-2, Dyco Petroleum Corporation, and Jaye F. Dyer filed as Exhibit 4.5 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

               4.6 Form of Program Agreement for Dyco Oil and Gas Program 1980-2 by and between Dyco Petroleum Corporation and the Participants filed as Exhibit
                    4.6 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

               4.7 Amendment to Program Agreement for Dyco Oil and Gas Program 1980-2 dated February 9, 1989 filed as
                    Exhibit 4.7 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

               4.8 Certificate of Limited Partnership (as amended) for Dyco Oil and Gas Program 1980-2 Limited Partnership filed as Exhibit 4.8 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

               27.1 Financial   Data   Schedule   containing   summary
                    financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

               27.2 Financial   Data   Schedule   containing   summary
                    financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

               All other Exhibits are omitted as inapplicable.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1980-1
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 14, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                   C. Philip Tholen
                                   Chief Executive Officer
                                   and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    Chief Executive        Feb. 14, 1996
     -------------------    Officer, President,
        C. Philip Tholen    and Chairman of the
                            Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            Feb. 14, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            Feb. 14, 1996
     -------------------    President -
        Jack A. Canon       General Counsel
                            and Director

     /s/Patrick M. Hall     Senior Vice            Feb. 14, 1996
     -------------------    President -
        Patrick M. Hall     Controller
                            (Principal
                            Accounting Officer)

     /s/Annabel M. Jones    Secretary              Feb. 14, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              Feb. 14, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1980-2
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 14, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                   C. Philip Tholen
                                   Chief Executive Officer
                                   and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    Chief Executive        Feb. 14, 1996
     -------------------    Officer, President,
        C. Philip Tholen    and Chairman of the
                            Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            Feb. 14, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            Feb. 14, 1996
     -------------------    President -
        Jack A. Canon       General Counsel
                            and Director

     /s/Patrick M. Hall     Senior Vice            Feb. 14, 1996
     -------------------    President -
        Patrick M. Hall     Controller
                            (Principal
                            Accounting Officer)

     /s/Annabel M. Jones    Secretary              Feb. 14, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              Feb. 14, 1996
     -------------------
        Judy F. Hughes

                           INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------

4.1 Drilling Agreement dated February 15, 1980 for Dyco Drilling Program 1980-1 by and between Dyco Oil and Gas Program 1980-1, Dyco Petroleum Corporation, and Jaye F. Dyer filed as
          Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

4.2 Form of Program Agreement for Dyco Oil and Gas Program 1980-1 by and between Dyco Petroleum Corporation and the Participants filed as Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

4.3 Amendment to Program Agreement for Dyco Oil and Gas Program 1980-1 dated February 9, 1989 filed as Exhibit 4.3 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

4.4 Certificate of Limited Partnership (as amended) for Dyco Oil and Gas Program 1980-1 Limited Partnership filed as Exhibit
          4.4 to Annual Report on Form 10-K for the year ended Decem-ber 31, 1991 on April 10, 1992 and is hereby incorporated herein.

4.5 Drilling Agreement dated June 20, 1980 for Dyco Drilling Program 1980-2 by and between Dyco Oil and Gas Program 1979-2, Dyco Petroleum Corporation, and Jaye F. Dyer filed as
          Exhibit 4.5 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

4.6 Form of Program Agreement for Dyco Oil and Gas Program 1980-2 by and between Dyco Petroleum Corporation and the Participants filed as Exhibit 4.6 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

4.7 Amendment to Program Agreement for Dyco Oil and Gas Program 1980-2 dated February 9, 1989 filed as Exhibit 4.7 to Annual Report on Form 10-K for the year ended December 31, 1991 on April 10, 1992 and is hereby incorporated herein.

4.8 Certificate of Limited Partnership (as amended) for Dyco Oil and Gas Program 1980-2 Limited Partnership filed as Exhibit
          4.8 to Annual Report on Form 10-K for the year ended Decem-ber 31, 1991 on April 10, 1992 and is hereby incorporated herein.

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of December 31,1995 and for the year ended December 31, 1995.