Form 10-Q
period 1996-03-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1996-05-10
CIK 806576, 806577

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
         March 31, 1996                   2-65186-03 (1980-1)
                                          2-65186-04 (1980-2)


                    DYCO 1980 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
         (Exact Name of Registrant as specified in its charter)


                                            41-1378908 (1980-1)
            Minnesota                       41-1385165 (1980-2)
(State or other jurisdiction       (I.R.S. Employer Identification
of incorporation or organization)                Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
        --------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)


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
                              (Unaudited)

                                ASSETS
                                             March 31,  December 31,
                                               1996         1995
                                            ---------   ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .  $  195,325    $  106,038
   Accrued oil and gas sales, including
     $92,090 due from related parties
     in 1995 (Note 2) . . . . . . . . . .     124,062       109,691
                                           ----------    ----------
      Total current assets  . . . . . . .  $  319,387    $  215,729

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     634,468       671,070

DEFERRED CHARGE . . . . . . . . . . . . .     147,056       147,056
                                           ----------    ----------
                                           $1,100,911    $1,033,855
                                           ==========    ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .  $   52,875    $   49,013
   Gas imbalance payable  . . . . . . . .       1,434         1,434
                                           ----------    ----------
      Total current liabilities . . . . .  $   54,309    $   50,447

ACCRUED LIABILITY . . . . . . . . . . . .      37,096        37,096

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     40 units . . . . . . . . . . . . . .      10,095         9,463
   Limited Partners, issued and outstanding,
     4,000 units  . . . . . . . . . . . .     999,411       936,849
                                           ----------    ----------
      Total Partners' capital . . . . . .  $1,009,506    $  946,312
                                           ----------    ----------
                                           $1,100,911    $1,033,855
                                           ==========    ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $108,086 of sales to related
     parties in 1995 (Note 2) . . . . . .     $183,176     $138,506
   Interest . . . . . . . . . . . . . . .        1,250        1,198
                                              --------     --------
                                              $184,426     $139,704
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 63,694     $ 66,016
   Depreciation, depletion, and amortization of
     oil and gas properties . . . . . . .       37,505       38,121
   General and administrative (Note 2)  .       20,033       20,085
                                              --------     --------
                                              $121,232     $124,222
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 63,194     $ 15,482
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    632     $    155
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 62,562     $ 15,327
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     16     $      4
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        4,040        4,040
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $ 63,194     $ 15,482
   Adjustments to reconcile net income to
     net cash provided by operating
    activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       37,505       38,121
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .    (  14,371)       6,774
     Increase in accounts payable . . . .        3,862        1,501
                                              --------     --------
       Net cash provided by operating
       activities . . . . . . . . . . . .     $ 90,190     $ 61,878
                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($  2,452)   ($  9,158)
   Retirements of oil and gas properties         1,549          -
                                              --------     --------
      Net cash used by investing
        activities  . . . . . . . . . . .    ($    903)   ($  9,158)
                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .     $    -       $    -
                                              --------     --------

      Net cash used by financing
       activities . . . . . . . . . . . .     $    -       $    -
                                              --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS     $ 89,287     $ 52,720

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . . .      106,038       71,555
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .     $195,325     $124,275
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                            March 31,   December 31,
                                              1996          1995
                                           ----------- -------------
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .  $  259,945    $  273,193
   Accrued oil and gas sales, including
     $93,000 due from related parties
     in 1995 (Note 2) . . . . . . . . . .     134,673       117,898
                                           ----------    ----------
      Total current assets  . . . . . . .  $  394,618    $  391,091

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     458,807       488,926

DEFERRED CHARGE . . . . . . . . . . . . .     190,675       190,675
                                           ----------    ----------
                                           $1,044,100    $1,070,692
                                           ==========    ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .  $   54,377    $   52,007
   Gas imbalance payable  . . . . . . . .      39,263        39,263
                                           ----------    ----------
      Total current liabilities . . . . .  $   93,640    $   91,270

ACCRUED LIABILITY . . . . . . . . . . . .     154,526       154,526

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     59 units . . . . . . . . . . . . . .       7,959         8,249
   Limited Partners, issued and outstanding,
     5,000 units  . . . . . . . . . . . .     787,975       816,647
                                           ----------    ----------
      Total Partners' capital . . . . . .  $  795,934    $  824,896
                                           ----------    ----------
                                           $1,044,100    $1,070,692
                                           ==========    ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)



                                                1996         1995
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $132,495 of sales to related
     parties in 1995 (Note 2) . . . . . .     $191,669     $165,093
   Interest . . . . . . . . . . . . . . .        2,899        1,654
                                              --------     --------
                                              $194,568     $166,747
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 63,019     $ 75,646
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       30,658       43,902
   General and administrative (Note 2)  .       28,673       28,956
                                              --------     --------
                                              $122,350     $148,504
                                              --------     --------

NET INCOME  . . . . . . . . . . . . . . .     $ 72,218     $ 18,243
                                              ========     ========
GENERAL PARTNER (1%) - net income . . . .     $    722     $    182
                                              ========     ========
LIMITED PARTNERS (99%) - net income . . .     $ 71,496     $ 18,061
                                              ========     ========
NET INCOME PER UNIT . . . . . . . . . . .     $     14     $      4
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        5,059        5,059
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .     $ 72,218     $ 18,243
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       30,658       43,902
     (Increase) decrease in accrued oil and
      gas sales . . . . . . . . . . . . .    (  16,755)       6,976
     Increase in accounts payable . . . .        2,370        1,665
                                              --------     --------
      Net cash provided by operating
       activities . . . . . . . . . . . .     $ 88,471     $ 70,786
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .    ($  2,553)   ($  9,579)
   Retirements of oil and gas properties         2,014          -
                                              --------     --------
      Net cash used by investing
       activities . . . . . . . . . . . .    ($    539)   ($  9,579)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($101,180)    $    -
                                              --------     --------
      Net cash used by financing
       activities . . . . . . . . . . . .    ($101,180)    $    -
                                              --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .    ($ 13,248)     $ 61,207

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . . .      273,193      105,287
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .     $259,945     $166,494
                                              ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

1. ACCOUNTING POLICIES
   -------------------

   The balance sheets as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the
   "1980-2  Program",  as  the  case  may  be,  or,  collectively  the
   "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995, and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995 the 1980-1 Program incurred such expenses totaling $20,033 and $20,085, respectively, of which $14,022 and $14,022 were paid to Dyco. During the three months ended March 31, 1996 and 1995 the 1980-2 Program incurred such expenses totaling $28,673 and $28,956, respectively, of which $21,405 and $21,405 were paid to Dyco.

   Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended March 31, 1995 these sales for the 1980-1 Program totaled $108,086. At December 31, 1995, accrued oil and gas sales for the 1980-1 Program included $92,090 due from Premier. During the three months ended March 31, 1995 these sales for the 1980-2 Program totaled $132,495. At December 31, 1995, accrued oil and gas sales for the 1980-2 Program included $93,000 due from Premier.

3. CONTINGENCIES
   -------------
   On November 12, 1992, certain adjacent landowners filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Programs' wells. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs have filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals' opinion.

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

   The plaintiffs filed a motion for summary judgment on November 29, 1994 in the matter. Oral arguments were heard on the motion in
   January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the Program.

   On October 15, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved three of the Programs' wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 21, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Programs from this lawsuit; however it is reasonably possible that events could change in the future resulting in a material liability to the Programs.

   On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved four of the Programs' wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 18, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Programs from this lawsuit; however it is reasonably possible that events could change in the future resulting in a material liability to the Programs.

   On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Programs have an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the four wells pursuant to 52 O.S. Section 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgment was entered on June 15, 1994 in the amount of $550,000 plus interest. The defendants appealed the district court's verdict and on March 12, 1996 the Oklahoma Court of Appeals reversed the district court's verdict. Plaintiff has filed a petition for rehearing with the Oklahoma Court of Appeals.

   On June 14, 1995, a royalty owner filed a class action lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved one of the Program's wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud. The plaintiff is seeking an accounting as a third party beneficiary and a temporary restraining order, along with actual and punitive damages, interest, and costs. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the 1980-1 Program.

   Included in these financial statements as of December 31, 1995 and March 31, 1996 is an accrual by the General Partner of $40,000 representing each Program's share of estimated ultimate damages resulting from the quiet title action and the lawsuit filed on November 12, 1992. No accruals have been established for the take-or-pay lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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


RESULTS OF OPERATIONS
- ---------------------

     1980-1 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                   --------------------------------
                                        1996            1995
                                        ----            ----
        Oil and gas sales             $183,176       $138,506
        Oil and gas production
         expenses                     $ 63,694       $ 66,016
        Barrels produced                   538            671
        Mcf produced                    89,858         98,533
        Average price/Bbl             $  18.48       $  16.73
        Average price/Mcf             $   1.93       $   1.29

     As shown in the table, oil and natural gas sales increased 32.3% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, partially offset by the decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 133 barrels and 8,675 Mcf, respectively, during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease in the volumes of natural gas sold was primarily the result of the normal decline in production from diminished reserves on several wells. Average oil and natural gas prices increased to $18.48 per barrel and $1.93 per Mcf for the three months ended March 31, 1996 from averages of $16.73 per barrel and $1.29 per Mcf for the three months ended March 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased slightly by $2,322 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease resulted primarily from the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 34.8% for the three months ended March 31, 1996 from 47.7% for the three months ended March 31, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased slightly by $616 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease resulted primarily from the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, this expense decreased to 20.5% for the three months ended March 31, 1996 compared to 27.5% for the three months ended March 31, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the three months ended March 31, 1996 from 14.5% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     1980-2 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                   --------------------------------
                                        1996           1995
                                        ----           -----
        Oil and gas sales             $191,669       $165,093
        Oil and gas production
           expenses                   $ 63,019       $ 75,646
        Barrels produced                   515            561
        Mcf produced                    95,695        135,861
        Average price/Bbl             $  18.42       $  17.46
        Average price/Mcf             $   1.90       $   1.14

     As shown in the table, oil and natural gas sales increased 16.1% for the three the months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted from the increases in the average prices of oil and natural gas sold, partially offset by the decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 46 barrels and 40,166 Mcf, respectively,  for  the  three months  ended  March  31, 1996  as compared to the three months ended March 31, 1995. The decrease in the volumes of natural gas sold resulted primarily from positive prior period adjustments during the three months ended March 31, 1995 and the normal decline in production from diminished reserves on several wells during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The average prices of oil and natural gas sold increased to $18.42 per barrel and $1.90 per Mcf for the three months ended March 31, 1996 from averages of $17.46 per barrel and $1.14 per Mcf for the three months ended March 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,627 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease resulted primarily from additional workover charges incurred on one well during the three months ended March 31, 1995 in order to improve the recovery of reserves and the decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 32.9% for the three months ended March 31, 1996 from 45.8% for the three months ended March 31, 1995. This percentage decrease resulted primarily from the dollar decrease in production expenses related to the workover charges as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $13,244 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily a result of the decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and an upward revision in the estimate of the 1980-2 Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 16.0% for the three months ended March 31, 1996 as compared to 26.6% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revision in the estimate of remaining reserves discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses remained relatively constant during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 15.0% for the three months ended March 31, 1996 from 17.5% for the three months ended March 31, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 12, 1992 Larry and Leona Beck filed a lawsuit against Dyco Petroleum Corporation ("Dyco") and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on the Paul King No. 1-7 well (Beck v. Trigg Drilling Company, Inc., et al., C-92-227, District Court of Beckham County,
Oklahoma). The 1980-1 Program had an approximate 4.6% working interest in the Paul King No. 1-7 well at the time the lawsuit was filed and the 1980-2 Program had an approximate 4.7% working interest in the Paul King No. 1-7 well at the time the lawsuit was filed. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs have filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals' opinion.

     On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which Programs have an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit (Merle McCollum, as Personal Representative of the Estate of Jack McCollum, Deceased v. Apache Corporation, et al., District Court of Beckham County, Oklahoma). The wells in question included the Kinney-Warren No. 3-10, Fender No. 4-10, Mikles No. 1-10, and Damron No. 1-10. The 1980-1 Program has an approximate 2.3% working interest in the Kinney-Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.7% working interest in the Mikles No. 1-10 and Damron No. 1-10 wells, while the 1980-2 Program has an approximate 2.4% working interest in the Kinney-Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.9% working interest in the Mikles No. 1-10 and Damron No. 1-10 wells. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the four wells pursuant to 52 O.S. Section
540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgment was entered on June 15, 1994 in the amount of $550,000 plus interest. The defendants appealed the district court's verdict and on March 12, 1996 the Oklahoma Court of Appeals reversed the district court's verdict. Plaintiff has filed a petition for rehearing with the Oklahoma Court of Appeals.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the 1980-1 Program's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1980-2 Program's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                          PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                          PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:     May 9, 1996    By:        /s/Dennis R. Neill
                              -------------------------
                                   (Signature)
                              Dennis R. Neill
                              Senior Vice President



Date:     May 9, 1996         By:   /s/Patrick M. Hall
                              ----------------------------
                                   (Signature)
                              Patrick M. Hall
                              Senior Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.