Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1996-08-06
CIK 806576, 806577

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
        June 30, 1996                     33-10346-09 (1980-1)
                                          33-10346-10 (1980-2)


                    DYCO 1980 OIL AND GAS PROGRAMS
                      (TWO LIMITED PARTNERSHIPS)
         (Exact Name of Registrant as specified in its charter)


                                        41-1378908 (1980-1)
              Minnesota                 41-1385165 (1980-2)
     (State or other jurisdiction  (I.R.S. Employer Identification
          of incorporation or                 Number)
            organization)


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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                        ---------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  295,136   $  106,038
  Accrued oil and gas sales, including
   $92,090 due from related parties
   in 1995 (Note 2)                        117,217      109,691
                                        ----------   ----------
     Total current assets               $  412,353   $  215,729

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     594,261      671,070

DEFERRED CHARGE                            147,056      147,056
                                        ----------   ----------
                                        $1,153,670   $1,033,855
                                        ==========   ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                      $   93,915   $   49,013
  Gas imbalance payable                      1,434        1,434
                                        ----------   ----------
     Total current liabilities          $   95,349   $   50,447

ACCRUED LIABILITY                           37,096       37,096

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 40 units                    10,212        9,463
  Limited Partners, issued and
   outstanding 4,000 units               1,011,013      936,849
                                        ----------   ----------
     Total Partners' capital            $1,021,225   $  946,312
                                        ----------   ----------
                                        $1,153,670   $1,033,855
                                        ==========   ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $132,053 of sales to related
   parties in 1995 (Note 2)              $207,141     $149,300
  Interest                                  2,403        1,905
                                         --------     --------
                                         $209,544     $151,205

COST AND EXPENSES:
  Oil and gas production                 $ 35,628     $ 61,244
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              43,710       42,551
  General and administrative (Note 2)      17,487       18,333
                                         --------     --------
                                         $ 96,825     $122,128
                                         --------     --------

NET INCOME                               $112,719     $ 29,077
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,127     $    291
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $111,592     $ 28,786
                                         ========     ========
NET INCOME PER UNIT                      $     28     $      7
                                         ========     ========
UNITS OUTSTANDING                           4,040        4,040
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     -------

REVENUES:
  Oil and gas sales, including
   $240,139 of sales to related
   parties in 1995 (Note 2)              $390,317     $287,806
  Interest                                  3,653        3,103
                                         --------     --------
                                         $393,970     $290,909

COST AND EXPENSES:
  Oil and gas production                 $ 99,322     $127,260
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              81,215       80,672
  General and administrative (Note 2)      37,520       38,418
                                         --------     --------
                                         $218,057     $246,350
                                         --------     --------

NET INCOME                               $175,913     $ 44,559
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,759     $    446
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $174,154     $ 44,113
                                         ========     ========
NET INCOME PER UNIT                      $     44     $     11
                                         ========     ========
UNITS OUTSTANDING                           4,040        4,040
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $175,913     $ 44,559
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            81,215       80,672
   Increase in accrued oil and gas
     sales                              (   7,526)   (   9,673)
   Increase in accounts payable            44,902        6,763
                                         --------     --------
   Net cash provided by operating
     activities                          $294,504     $122,321
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($ 10,748)   ($ 15,854)
  Retirements of oil and gas
   properties                               6,342          -
                                         --------     --------
   Net cash used by investing
     activities                         ($  4,406)   ($ 15,854)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($101,000)    $    -
                                         --------     --------
   Net cash used by financing
     activities                         ($101,000)    $    -
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $189,098     $106,467

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     106,038       71,555
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $295,136     $178,022
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,  December 31,
                                           1996        1995
                                        ---------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  493,222   $  273,193
  Accrued oil and gas sales, including
   $93,000 due from related parties
   in 1995 (Note 2)                        125,071      117,898
                                        ----------   ----------
     Total current assets               $  618,293   $  391,091

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     388,343      488,926

DEFERRED CHARGE                            190,675      190,675
                                        ----------   ----------
                                        $1,197,311   $1,070,692
                                        ==========   ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                      $   96,634   $   52,007
  Gas imbalance payable                     39,263       39,263
                                        ----------   ----------
     Total current liabilities          $  135,897   $   91,270

ACCRUED LIABILITY                          154,526      154,526

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 40 units                     9,069        8,249
  Limited Partners, issued and
   outstanding 4,000 units                 897,819      816,647
                                        ----------   ----------
     Total Partners' capital            $  906,888   $  824,896
                                        ----------   ----------
                                        $1,197,311   $1,070,692
                                        ==========   ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996         1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $137,899 of sales to related
   parties in 1995 (Note 2)             $437,007      $210,882
  Interest                                 3,201         2,403
                                        --------      --------
                                        $440,208      $213,285

COST AND EXPENSES:
  Oil and gas production                $ 54,617      $ 91,377
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             71,812        58,686
  General and administrative (Note 2)     25,760        26,732
                                        --------      --------
                                        $152,189      $176,795
                                        --------      --------

NET INCOME                              $288,019      $ 36,490
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  2,880      $    365
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $285,139      $ 36,125
                                        ========      ========
NET INCOME PER UNIT                     $     57      $      7
                                        ========      ========
UNITS OUTSTANDING                          5,059         5,059
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996         1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $270,394 of sales to related
   parties in 1995 (Note 2)             $628,676      $375,975
  Interest                                 6,100         4,057
                                        --------      --------
                                        $634,776      $380,032

COST AND EXPENSES:
  Oil and gas production                $117,636      $167,023
  Depreciation, depletion, and
   amortization of oil and gas
   properties                            102,470       102,588
  General and administrative (Note 2)     54,433        55,688
                                        --------      --------
                                        $274,539      $325,299
                                        --------      --------

NET INCOME                              $360,237      $ 54,733
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  3,602      $    547
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $356,635      $ 54,186
                                        ========      ========
NET INCOME PER UNIT                     $     71      $     11
                                        ========      ========
UNITS OUTSTANDING                          5,059         5,059
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $360,237     $ 54,733
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           102,470      102,588
   Increase in accrued oil and gas
     sales                              (   7,173)   (  23,921)
   Increase in accounts payable            44,627       11,554
                                         --------     --------
   Net cash provided by operating
     activities                          $500,161     $144,954
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($ 11,196)   ($ 17,747)
  Retirements of oil and gas
   properties                               9,309          -
                                         --------     --------
   Net cash used by investing
     activities                         ($  1,887)   ($ 17,747)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($278,245)   ($101,180)
                                         --------     --------
   Net cash used by financing
     activities                         ($278,245)   ($101,180)
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $220,029     $ 26,027

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     273,193      105,287
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $493,222     $131,314
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)
1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995, and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 the 1980-1 Program incurred such expenses totaling $17,487 and $18,333, respectively, of which $14,022 and $14,022 were paid to Dyco. During the six months ended June 30, 1996 and 1995 the 1980-1 Program incurred such expenses totaling $37,520 and $38,418, respectively, of which $28,044 and $28,044 were paid to Dyco. During the three months ended June 30, 1996 and 1995 the 1980-2 Program incurred such expenses totaling $25,760 and $26,732, respectively, of which $21,405 and $21,405 were paid to Dyco. During the six months ended June 30, 1996 and 1995 the 1980-2 Program incurred such expenses totaling $54,433 and $55,688, respectively, of which $42,810 and $42,810 were paid to Dyco. Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended June 30, 1995 these sales for the 1980-1 Program totaled $132,053. During the six months ended June 30, 1995 these sales for the 1980-1 Program totaled $240,139. At December 31, 1995, accrued oil and gas sales for the 1980-1 Program included $92,090 due from Premier. During the three months ended June 30, 1995 these sales for the 1980-2 Program totaled $137,899. During the six months ended June 30, 1995 these sales for the 1980-2 Program totaled $270,394. At December 31, 1995, accrued oil and gas sales for the 1980-2 Program included $93,000 due from Premier.

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

     On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Programs have an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the four wells pursuant to 52 O.S. Section 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgment was entered on June 15, 1994 in the amount of $550,000 plus interest. The defendants appealed the district court's verdict and on March 12, 1996 the Oklahoma Court of Appeals reversed the district court's verdict. Plaintiff has filed a petition for rehearing with the Oklahoma Court of Appeals, which was denied on May 14, 1996. The plaintiffs then filed on July 19, 1996 a writ for certiorari with the Oklahoma Supreme Court seeking a further appeal of the matter.

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

     Included in these financial statements as of December 31, 1995 and June 30, 1996 is an accrual by the General Partner of $40,000 representing each Program's share of estimated ultimate damages resulting from the quiet title action and the lawsuit filed on November 12, 1992. No accruals have been established for the take-or-pay lawsuits.

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


RESULTS OF OPERATIONS
- ---------------------

     1980-1 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $207,141        $149,300
      Oil and gas production expenses   $ 35,628        $ 61,244
      Barrels produced                       511             667
      Mcf produced                       105,948         101,397
      Average price/Bbl                 $  18.55        $  17.96
      Average price/Mcf                 $   1.87        $   1.35

     As shown in the table, oil and natural gas sales increased $57,841 (38.7%) for three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $52,726 was related to the increase in the average price of natural gas sold and $8,510 was related to the increase in the volumes of natural gas sold. Volumes of oil sold decreased by 156 barrels during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, while volumes of natural gas sold increased by 4,551 Mcf during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase in the volumes of natural gas sold was primarily the result of increased production on one well during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 as a result of recent recompletion activities, partially offset by the normal decline in production from diminished reserves on several wells. Average oil and natural gas prices increased to $18.55 per barrel and $1.87 per Mcf, respectively, for the three months ended June 30, 1996 from $17.96 per barrel and $1.35 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased by $25,616 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to significant workover charges on one of the 1980-1 Program s wells during the three months ended June 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 17.2% for the three months ended June 30, 1996 from 41.0% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the decrease in production expenses related to the workover charges as discussed above and increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased by $1,159 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase resulted from the increase in the volumes of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 21.1% for the three months ended June 30, 1996 from 28.5% for the three months ended June 30, 1995. This percentage decrease resulted primarily from increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $846 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from the decrease in printing and postage fees for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended June 30, 1996 from 12.3% for the three months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $390,317        $287,806
      Oil and gas production expenses   $ 99,322        $127,260
      Barrels produced                     1,049           1,338
      Mcf produced                       195,806         199,930
      Average price/Bbl                 $  18.51        $  17.34
      Average price/Mcf                 $   1.89        $   1.32

     As shown in the table, oil and natural gas sales increased $102,511 (35.6%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $113,960 was related to the increase in the average price of natural gas sold. Volumes of oil and natural gas sold decreased by 289 barrels and 4,124 Mcf, respectively, during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold was primarily the result of the normal decline in production from diminished reserves on several wells, partially offset by increased production on one well during the six months ended June 30, 1996 as a result of recent recompletion activities. Average oil and natural gas prices increased to $18.51 per barrel and $1.89 per Mcf, respectively, for the six months ended June 30, 1996 from averages of $17.34 per barrel and $1.32 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased by $27,938 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to significant workover charges on one of the 1980-1 Program s wells during the six months ended June 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 25.4% for the six months ended June 30, 1996 from 44.2% for the six months ended June 30, 1995. This percentage decrease resulted primarily from the decrease in production expenses related to the workover charges as discussed above and increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 20.8% for the six months ended June 30, 1996 from 28.0% for the six months ended June 30, 1995. This percentage decrease resulted primarily from increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased by $898 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage fees for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.6% for the six months ended June 30, 1996 from 13.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     1980-2 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $437,007        $210,882
      Oil and gas production expenses   $ 54,617        $ 91,377
      Barrels produced                       382             539
      Mcf produced                       245,349         154,732
      Average price/Bbl                 $  17.88        $  18.32
      Average price/Mcf                 $   1.75        $   1.30

     As shown in the table, oil and natural gas sales increased $226,125 (107.2%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $158,580 was related to the increase in the volumes of natural gas sold and $69,629 was related to the increase in the average price of natural gas sold. Volumes of oil sold decreased by 157 barrels, while volumes of natural gas sold increased by 90,617 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase in the volumes of natural gas sold resulted primarily from positive prior period adjustments made by the purchasers on two of the 1980-2 Program's wells during the three months ended June 30, 1996. Average oil prices decreased to $17.88 per barrel for the three months ended June 30, 1996 from $18.32 per barrel for the three months ended June 30, 1995, while average natural gas prices increased to $1.75 per Mcf for the three months ended June 30, 1996 from $1.30 per Mcf for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $36,760 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from workover charges incurred on one well during the three months ended June 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 12.5% for the three months ended June 30, 1996 from 43.3% for the three months ended June 30, 1995. This percentage decrease resulted primarily from (i) the decrease in production expenses related to the workover charges as discussed above and (ii) the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased $13,126 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily a result of the increase in the volumes of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, partially offset by an upward revision in the estimate of the 1980-1 Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 16.4% for the three months ended June 30, 1996 from 27.8% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased by $972 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage fees for the three months ended June 30, 1996 as compared to the three months ended June 30,
     1995. As a percentage of oil and gas sales, these expenses decreased to 5.9% for the three months ended June 30, 1996 from 12.7% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                       --------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $628,676        $375,975
      Oil and gas production expenses   $117,636        $167,023
      Barrels produced                       897           1,100
      Mcf produced                       341,044         290,593
      Average price/Bbl                 $  18.19        $  17.89
      Average price/Mcf                 $   1.80        $   1.23

     As shown in the table, oil and natural gas sales increased $252,701 (67.2%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $165,638 was related to the increase in the average price of natural gas sold and $90,812 was related to the increase in the volumes of natural gas sold. Volumes of oil sold decreased by 203 barrels during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, while volumes of natural gas sold increased by 50,451 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in the volumes of natural gas sold resulted primarily from significant positive prior period adjustments made by the purchasers on two of the 1980-2 Program's wells during the six months ended June 30, 1996. The average prices of oil and natural gas sold increased to $18.19 per barrel and $1.80 per Mcf, respectively, for the six months ended June 30, 1996 from $17.89 per barrel and $1.23 Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $49,387 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from workover charges incurred on one well during the six months ended June 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 18.7% for the six months ended June 30, 1996 from 44.4% for the six months ended June 30, 1995. This percentage decrease resulted primarily from
     (i) the decrease in production expenses related to the workover charges as discussed above and (ii) increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 16.3% for the six months ended June 30, 1996 compared to 27.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased by $1,255 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from a decrease in printing and postage fees for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.7% for the six months ended June 30, 1996 from 14.8% for the six months ended June 30, 1995. This percentage decrease resulted primarily from increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the 1980-1 Program's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1980-2 Program's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 6, 1996    By:        /s/Dennis R. Neill
                            -----------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 6, 1996    By:        /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.