Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1996-11-06
CIK 806576, 806577

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
      September 30, 1996                  33-10346-09 (1980-1)
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


                          (918) 583-1791
          ----------------------------------------------------
          (Registrant's telephone number, including area code)



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
                              (Unaudited)

                                ASSETS
                                     September 30,  December 31,
                                         1996           1995
                                     -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  255,720    $  106,038
  Accrued oil and gas sales, including
   $92,090 due from related parties
   in 1995 (Note 2)                        104,219       109,691
                                        ----------    ----------
     Total current assets               $  359,939    $  215,729

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     557,674       671,070

DEFERRED CHARGE                            147,056       147,056
                                        ----------    ----------
                                        $1,064,669    $1,033,855
                                        ==========    ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                      $   71,472    $   49,013
  Gas imbalance payable                      1,434         1,434
                                        ----------    ----------
     Total current liabilities          $   72,906    $   50,447

ACCRUED LIABILITY                           37,096        37,096

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 40 units                     9,547         9,463
  Limited Partners, issued and
   outstanding, 4,000 units                945,120       936,849
                                        ----------    ----------
     Total Partners' capital            $  954,667    $  946,312
                                        ----------    ----------
                                        $1,064,669    $1,033,855
                                        ==========    ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $72,017 of sales to related
   parties in 1995 (Note 2)              $181,262      $86,910
  Interest                                  3,436        1,380
                                         --------      -------
                                         $184,698      $88,290

COST AND EXPENSES:
  Oil and gas production                 $ 16,283      $35,996
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              37,903       33,138
  General and administrative (Note 2)      15,270       15,289
                                         --------      -------
                                         $ 69,456      $84,423
                                         --------      -------

NET INCOME                               $115,242      $ 3,867
                                         ========      =======
GENERAL PARTNER (1%) - net
  income                                 $  1,152      $    38
                                         ========      =======
LIMITED PARTNERS (99%) - net
  income                                 $114,090      $ 3,829
                                         ========      =======
NET INCOME PER UNIT                      $  28.53      $   .96
                                         ========      =======
UNITS OUTSTANDING                           4,040        4,040
                                         ========      =======

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $312,156 of sales to related
   parties in 1995 (Note 2)              $571,579     $374,716
  Interest                                  7,089        4,483
                                         --------     --------
                                         $578,668     $379,199

COST AND EXPENSES:
  Oil and gas production                 $115,605     $163,256
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             119,118      113,810
  General and administrative (Note 2)      52,790       53,707
                                         --------     --------
                                         $287,513     $330,773
                                         --------     --------

NET INCOME                               $291,155     $ 48,426
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  2,912     $    484
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $288,243     $ 47,942
                                         ========     ========
NET INCOME PER UNIT                      $  72.07     $  11.99
                                         ========     ========
UNITS OUTSTANDING                           4,040        4,040
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $291,155     $ 48,426
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           119,118      113,810
   Decrease in accrued oil and gas
     sales                                  5,472       18,658
   Increase in accounts payable            22,459        2,496
                                         --------     --------
   Net cash provided by operating
     activities                          $438,204     $183,390
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($ 16,526)   ($234,136)
  Retirements of oil and gas
   properties                              10,804          -
                                         --------     --------
   Net cash used by investing
     activities                         ($  5,722)   ($234,136)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($282,800)    $    -
                                         --------     --------
   Net cash used by financing
     activities                         ($282,800)    $    -
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $149,682    ($ 50,746)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     106,038       71,555
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $255,720     $ 20,809
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1996          1995
                                       ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents              $281,516     $  273,193
  Accrued oil and gas sales, including
   $93,000 due from related parties
   in 1995 (Note 2)                       125,968        117,898
                                         --------     ----------
     Total current assets                $407,484     $  391,091

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    347,782        488,926

DEFERRED CHARGE                           190,675        190,675
                                         --------     ----------
                                         $945,941     $1,070,692
                                         ========     ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $ 74,410     $   52,007
  Gas imbalance payable                    39,263         39,263
                                         --------     ----------
     Total current liabilities           $113,673     $   91,270

ACCRUED LIABILITY                         154,526        154,526

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 59 units                    6,777          8,249
  Limited Partners, issued and
   outstanding, 5,000 units               670,965        816,647
                                         --------     ----------
     Total Partners' capital             $677,742     $  824,896
                                         --------     ----------
                                         $945,941     $1,070,692
                                         ========     ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $56,190 of sales to related
   parties in 1995 (Note 2)             $225,719      $256,894
  Interest                                 5,557         1,139
                                        --------      --------
                                        $231,276      $258,033

COST AND EXPENSES:
  Oil and gas production                $ 23,554      $169,688
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             34,077        62,819
  General and administrative (Note 2)     23,366        22,993
                                        --------      --------
                                        $ 80,997      $255,500
                                        --------      --------

NET INCOME                              $150,279      $  2,533
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,503      $     26
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $148,776      $  2,507
                                        ========      ========
NET INCOME PER UNIT                     $  29.70      $    .50
                                        ========      ========
UNITS OUTSTANDING                          5,059         5,059
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------     ---------

REVENUES:
  Oil and gas sales, including
   $326,584 of sales to related
   parties in 1995 (Note 2)             $854,395      $632,869
  Interest                                11,657         5,196
                                        --------      --------
                                        $866,052      $638,065

COST AND EXPENSES:
  Oil and gas production                $141,190      $336,711
  Depreciation, depletion, and
   amortization of oil and gas
   properties                            136,547       165,407
  General and administrative (Note 2)     77,799        78,681
                                        --------      --------
                                        $355,536      $580,799
                                        --------      --------

NET INCOME                              $510,516      $ 57,266
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  5,105      $    573
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $505,411      $ 56,693
                                        ========      ========
NET INCOME PER UNIT                     $ 100.91      $  11.32
                                        ========      ========
UNITS OUTSTANDING                          5,059         5,059
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $510,516     $ 57,266
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           136,547      165,407
   Increase in accrued oil and gas
     sales                              (   8,070)   ( 154,119)
   Increase in accounts payable            22,403        2,139
                                         --------     --------
   Net cash provided by operating
     activities                          $661,396     $ 70,693
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($ 17,215)   ($ 48,248)
  Retirements of oil and gas
   properties                              21,812          -
                                         --------     --------
   Net cash provided (used) by
     investing activities                $  4,597    ($ 48,248)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($657,670)   ($101,180)
                                         --------     --------
   Net cash used by financing
     activities                         ($657,670)   ($101,180)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       $  8,323    ($ 78,735)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     273,193      105,287
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $281,516     $ 26,552
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)
1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995, and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 the 1980-1 Program incurred such expenses totaling $15,270 and $15,289, respectively, of which $14,022 and $14,022 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 the 1980-1 Program incurred such expenses totaling $52,790 and $53,707, respectively, of which $42,066 and $42,066 were paid to Dyco. During the three months ended September 30, 1996 and 1995 the 1980-2 Program incurred such expenses totaling $23,366 and $22,993, respectively, of which $21,405 and $21,405 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 the 1980-2 Program incurred such expenses totaling $77,799 and $78,681, respectively, of which $64,215 and $64,215 were paid to Dyco.

     Affiliates of the Programs are the operators of certain of the Programs' properties and their policy is to bill the Programs for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Programs sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Programs until December 6, 1995. During the three months ended September 30, 1995 these sales for the 1980-1 Program totaled $72,017. During the nine months ended September 30, 1995 these sales for the
     1980-1 Program totaled $312,156. At December 31, 1995, accrued gas sales for the 1980-1 Program included $92,090 due from
     Premier. During the three months ended September 30, 1995 accrued gas sales for the 1980-2 Program totaled $56,190. During the nine months ended September 30, 1995 accrued gas sales for the 1980-2 Program totaled $326,584. At December 31, 1995, accrued gas sales for the 1980-2 Program included $93,000 due from Premier.

3.   CONTINGENCIES
     -------------

     On November 12, 1992, certain adjacent landowners filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Programs' wells. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals' opinion, both of which petitions for certiorari were denied on July 3, 1996. The case has been remanded to the district court for a new trial.

     On March 18, 1993, a royalty owner filed a lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved one of the 1980-1 Program's wells. Plaintiff is seeking a full accounting, unpaid royalties, and his share of benefits from the gas purchase contract as a third party beneficiary. The plaintiff has not quantified the amount of his alleged damages. Dyco has filed its answer in the matter in which it denied all of the plaintiff's allegations. Discovery is proceeding in the matter. The plaintiffs filed a motion for summary judgment on November 29, 1994 in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the 1980-1 Program.

     On October 15, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved three of the Programs' wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 21, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Programs from this lawsuit; however it is reasonably possible that events could change in the future resulting in a material liability to the Programs.

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved four of the Programs' wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 18, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Programs from this lawsuit; however it is reasonably possible that events could change in the future resulting in a material liability to the Programs.

     On June 14, 1995, a royalty owner filed a class action lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved one of the 1980-1 Program's wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud. The plaintiff is seeking an accounting as a third party beneficiary and a temporary restraining order, along with actual and punitive damages, interest, and costs. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the 1980-1 Program.

     Included in these financial statements as of December 31, 1995 and September 30, 1996 is an accrual by the General Partner of $20,000 representing each Program's share of the estimated ultimate damages resulting from the lawsuit filed on November 12, 1992. No accruals have been established for the other lawsuits.

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

RESULTS OF OPERATIONS
---------------------

     1980-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------         -------
      Oil and gas sales                 $181,262         $86,910
      Oil and gas production expenses   $ 16,283         $35,996
      Barrels produced                       602             817
      Mcf produced                        75,826          60,520
      Average price/Bbl                 $  22.03         $ 18.23
      Average price/Mcf                 $   2.22         $  1.19

     As shown in the table above, oil and natural gas sales increased $94,352 (108.6%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $62,336 was related to the increase in the average price of natural gas sold and $33,979 was related to the increase in the volumes of natural gas sold. Volumes of oil sold decreased by 215 barrels, while volumes of natural gas sold increased by 15,306 Mcf during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase in the volumes of natural gas sold was primarily the result of (i) increased production on one well during the three months ended September 30, 1996 as a result of recent recompletion activities and (ii) negative prior period adjustments made by the purchaser on one well during the three months ended September 30, 1995, partially offset by the normal declines in production on three wells due to diminished natural gas reserves during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from the normal declines in production on three wells due to diminished oil reserves during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $22.03 per barrel and $2.22 per Mcf, respectively, for the three months ended September 30, 1996 from averages of $18.23 per barrel and $1.19 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,713 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily a result of the reversal of a $20,000 accrual during the three months ended September 30, 1996 due to the conclusion of a certain legal contingency. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the three months ended September 30, 1996 from 41.4% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the accrual reversal discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased by $4,765 for the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from the increase in the volumes of natural gas sold, partially offset by an upward revision in the estimate of the remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 20.9% for the three months ended September 30, 1996 from 38.1% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended September 30, 1996 from 17.6% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $571,579        $374,716
      Oil and gas production expenses   $115,605        $163,256
      Barrels produced                     1,651           2,155
      Mcf produced                       271,632         260,450
      Average price/Bbl                 $  19.79        $  17.67
      Average price/Mcf                 $   1.98        $   1.29

     As shown in the table above, oil and natural gas sales increased by $196,863 (52.5%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $179,711 was related to the increase in the average price of natural gas sold and $22,140 was related to the increase in the volumes of natural gas sold. Volumes of oil sold decreased by 504 barrels, while volumes of natural gas sold increased by 11,182 Mcf during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from the normal declines in production due to diminished oil reserves on five wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.79 per barrel and $1.98 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.67 per barrel and $1.29 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased by $47,651 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to the reversal of a $20,000 accrual during the nine months ended
     September 30, 1996 due to the conclusion of a certain legal contingency and significant workover charges incurred on one well during the nine months ended September 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 20.2% for the nine months ended September 30, 1996 from 43.6% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the accrual reversal discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties increased $5,308 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from the increase in the volumes of natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, partially offset by an upward revision in the estimate of remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 20.8% for the nine months ended September 30, 1996 from 30.4% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.2% for the nine months ended September 30, 1996 from 14.3% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     1980-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $225,719        $256,894
      Oil and gas production expenses   $ 23,554        $169,688
      Barrels produced                       509             546
      Mcf produced                        95,731         161,427
      Average price/Bbl                 $  22.10        $  18.15
      Average price/Mcf                 $   2.24        $   1.53

     As shown in the table above, oil and natural gas sales decreased $31,175 (12.1%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this decrease, $147,159 was related to the decrease in the volumes of natural gas sold, partially offset by a $114,613 increase which was related to the increase in the average price of natural gas sold. Volumes of oil and natural gas sold decreased by 37 barrels and 65,696 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from a significant positive prior period adjustment made by the purchaser on one well during the three months ended September 30, 1995. Average oil and natural gas prices increased to $22.10 per barrel and $2.24 per Mcf, respectively, for the three months ended September 30, 1996 from $18.15 per barrel and $1.53 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $146,134 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from significant workover charges incurred on one well during the three months ended September 30, 1995 in order to improve the recovery of reserves and the reversal of a $20,000 accrual during the three months ended September 30, 1996 due to the conclusion of a certain legal contingency. As a percentage of oil and gas sales, these expenses decreased to 10.4% for the three months ended September 30, 1996 from 66.1% for the three months ended

     September 30, 1995. This percentage decrease resulted primarily from (i) the dollar decrease in production expenses related to the workover charges and accrual reversal discussed above and
     (ii) the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $28,742 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily a result of (i) the decrease in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and (ii) an upward revision in the estimate of remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 15.1% for the three months ended September 30, 1996 from 24.5% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.4% for the three months ended September 30, 1996 as compared to 9.0% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $854,395        $632,869
      Oil and gas production expenses   $141,190        $336,711
      Barrels produced                     1,406           1,646
      Mcf produced                       436,775         452,020
      Average price/Bbl                 $  19.60        $  17.97
      Average price/Mcf                 $   1.89        $   1.33

     As shown in the table above, oil and natural gas sales increased $221,526 (35.0%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $253,131 was related to the increase in the average price of natural gas sold, partially offset by a $28,813 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 240 barrels and 15,245 Mcf, respectively, during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from the normal declines in production on several wells due to diminished oil reserves during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The average prices of oil and natural gas sold increased to $19.60 per barrel and $1.89 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.97 per barrel and $1.33 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $195,521 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from significant workover charges incurred on one well during the nine months ended September 30, 1995 in order to improve the recovery of reserves and the reversal of a $20,000 accrual during the nine months ended September 30, 1996 due to the conclusion of a certain legal contingency. As a percentage of oil and gas sales, these expenses decreased to 16.5% for the nine months ended September 30, 1996 from 53.2% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from (i) the decrease in the workover charges and the accrual reversal discussed above and (ii) the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $28,860 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily the result of (i) an upward revision in the estimate of remaining natural gas reserves at December 31, 1995 and (ii) the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 16.0% for the nine months ended September 30, 1996 from 26.1% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.1% for the nine months ended September 30, 1996 from 12.4% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 12, 1992 Larry and Leona Beck filed a lawsuit against Dyco Petroleum Corporation ("Dyco") and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on the Paul King No. 1-7 well (Beck v. Trigg Drilling Company, Inc., et al., C-92-227, District Court of Beckham County, Oklahoma). The 1980-1 Program had an approximate 4.6% working interest in the Paul King No. 1-7 well at the time the lawsuit was filed and the 1980-2 Program had an approximate 4.7% working interest in the Paul King #1-7 well at the time the lawsuit was filed. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals opinion, both of which petitions for certiorari were denied on July 3, 1996. The case has been remanded to the district court for a new trial.

     On March 18, 1993, a royalty owner filed a lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Thurmond Ranch #1-2 well. (John B. Thurmond, Trustee v. Dyco, Case No. CS-93-10; District Court of Roger Mills County, Oklahoma). The 1980-1 Program has an approximate 15% working interest in the Thurmond Ranch #1-2 well. Plaintiff is seeking a full accounting, unpaid royalties, and his share of benefits from the gas purchase contract as a third party beneficiary. The plaintiff has not quantified the amount of his alleged damages. Dyco has filed its answer in the matter in which it denied all of the plaintiff's allegations. Discovery is proceeding in the matter. The plaintiffs filed a motion for summary judgment on November 29, 1994 in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 Program from this lawsuit.

     On October 15, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Marshall Young No. 2-4, Mikles No.

     3-4, and Hunter-Ryan No. 1 wells (Tom Mikles, et al. v. Dyco Petroleum Corporation, Case No. C-93-190, District Court of Beckham County, Oklahoma). The 1980-1 Program has an approximate 1.2% working interest in the Marshall Young No. 2-4 well and an approximate and an approximate 3.1% working interest in the Mikles No. 3-4 and Hunter-Ryan No. 1 wells, while the 1908-2 Program has an approximate 1.3% working interest in the Marshall Young No. 204 well and an approximate 3.2% working interest in the Mikles No. 3-4 and Hunter-Ryan No. 1 wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 21, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Programs from this lawsuit; however it is reasonably possible that events could change in the future resulting in a material liability to the Programs.

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Kinney-Warren No. 3-10, Fender No. 4-10, Mikles No. 1-10, and Damron No. 1-10 wells (Gene Mikles, et al. v. Dyco Petroleum Corporation, et al., District Court of Beckham County, Oklahoma). The 1980-1 Program has an approximate 2.3% working interest in the Kinney-Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.7% working interest in the Mikles No. 1-10 and Damron No. 1-10 wells, while the 1980-2 Program has an approximate 2.4% working interest in the Kinney-Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.9% working interest in the MiKles No. 1-10 and Damron No. 1-10 wells. The lawsuit also alleges claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 18, 1994 and discovery is proceeding in the matter. On November 29, 1994, the plaintiffs filed a motion for summary judgment in the matter. Oral arguments were heard on the motion in January 1995, however, as of the date of these financial statements, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Programs from this lawsuit; however it is reasonably possible that events could change in the future resulting in a material liability to the Programs.

     On December 18, 1992, a royalty owner filed a quiet title action alleging that the operator of certain wells in which the Program has an interest failed to exercise due diligence in locating the owner while in the process of force pooling the drilling and spacing unit (Merle McCollum, as Personal Representative of the Estate of Jack McCollum, Deceased v. Apache Corporation, et al., District Court of Beckham County, Oklahoma). The wells in question included the Kinney-Warren No. 3-10, Fender No. 4-10, Mikles No. 1-10, and Damron No. 1-10. The 1980-1 Program has an approximate 2.3% working interest in the Kinney-Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.7% working interest in the Mikles No. 1-10 well and Damron No. 1-10 wells, while the 1980-2 Program has an approximate 2.4% working interest in the Kinney-Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.9% working interest in the Mikles No. 1-10 and Damron No. 1-10 wells. Plaintiff claimed a right to revenues attributable to production from said wells in an amount in excess of $500,000 and further alleged conversion and claimed a right to "interest" on the proceeds from production on the well pursuant to 52 O.S. Section 540. The defendants filed a counterclaim for quiet title and asserted various defenses. A trial was held in the matter on March 3 and 4, 1994 in which the district court ruled against all defendants and specifically found that the operator, Apache Corporation, did not exercise due diligence in the pooling proceedings. Judgement was entered on June 15, 1994 in the amount of $550,000 plus interest. The defendants appealed the district court's verdict and on March 12, 1996 the Oklahoma Court of Appeals reversed the district court's verdict. On September 23, 1996 the plaintiffs entered into a settlement agreement releasing the defendants from all remaining claims under this lawsuit.

     On June 14, 1995, a royalty owner filed a class action lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Richmond No. 1-7 well. (Dolores Wynn, Trustee of the Dolores Wynn Revocable Living Trust v. Dyco, Case No. CJ-95-31, District Court of Dewey County, Oklahoma). The 1980-1 Program has an approximate 5.12% working interest in the Richmond No. 1-7 well. The lawsuit also alleges claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud. The plaintiff is seeking an accounting as a third party beneficiary and a temporary restraining order, along with actual and punitive damages, interest, and costs. Dyco intends to vigorously defend the lawsuit. On September 10, 1996 the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. Such ruling is not yet final. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the 1980-1 Program from this lawsuit.


ITEM 5. OTHER INFORMATION

     On  October 1,  1996, Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the 1980-1 Program's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1980-2 Program's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Reports on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

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


                         DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 6, 1996       By:        /s/Dennis R. Neill
                                 ------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 6, 1996       By:        /s/Patrick M. Hall
                                 ------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.