Form 10-K405
period 1996-12-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1997-02-20
CIK 806576, 806577

                             FORM 10-K405

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

Commission File Number 33-10346-09 (1980-1 Program)
                       33-10346-10 (1980-2 Program)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-
K405.  Yes   X   No        (Disclosure is contained herein)
          -----    -----

     The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

     DOCUMENTS INCORPORATED BY REFERENCE:  None.

                             FORM 10-K405

                    DYCO 1980 OIL AND GAS PROGRAMS
                 (Two Minnesota limited partnerships)


                           TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    6
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   12
     ITEM 4.   SUBMISSION  OF  MATTERS  TO   A  VOTE  OF  LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   15

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
     ITEM 5.   MARKET  FOR  THE REGISTRANT'S  LIMITED PARTNERSHIP
               UNITS AND RELATED LIMITED PARTNER MATTERS  . . . .   15
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   18
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   20
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   31
     ITEM 9.   CHANGES  IN AND DISAGREEMENTS  WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   57

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   57
     ITEM 10.  DIRECTORS   AND   EXECUTIVE   OFFICERS    OF   THE
               REGISTRANT . . . . . . . . . . . . . . . . . . . .   57
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   58
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   63
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   64

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   65
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   65
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   68

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

     The limited partnership agreements for each of the Programs (the "Program Agreements") provides that limited partners are allocated 99% of all Program costs and revenues and Dyco, as General Partner, is allocated 1% of all Program costs and revenues. Included in such costs is each Program's reimbursement to Dyco of the Program's proportionate share of Dyco's geological, engineering, and general and administrative expenses.

     Dyco serves as General Partner of 32 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1996, the Samson Companies owned interests in approximately 16,000 oil and gas wells located in 19 states of the United States and Canada, Venezuela, and Russia. At December 31, 1996, the Samson Companies operated approximately 2,600 oil and gas wells located in 15 states of the United States and Canada, Venezuela, and Russia.

     As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and the other Samson Companies. As of February 1, 1997, the Samson Companies employed approximately 780 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

     Dyco's and the Programs' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.


     Funding

     Although the Program Agreements permit the Programs to incur borrowings, each Program's operations and expenses are currently funded out of each Program's revenues from oil and gas sales. Dyco may, but is not required to, advance funds to each of the Programs for the same purposes for which Program borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Programs' sole business is the development and production of oil and gas with a concentration on gas. The Programs do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Programs have no backlog of orders and do not participate in research and development activities. The Programs are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


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

     Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Programs at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase gas, including the Programs. Although virtually all of the Programs' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Programs' operations and projections of future oil and gas production and revenues.

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


     Significant Customers

     Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 91.4% of the 1980-1 Program's oil and gas sales during the year ended December 31, 1996. With respect to the 1980-2 Program, purchases of gas by El Paso accounted for approxi-mately 89.7% of its oil and gas sales during the year ended December 31, 1996. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

     The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.

     Competition and Marketing

     The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Programs to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Programs' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December
31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


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

ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1996.

                          Well Statistics(1)
                        As of December 31, 1996

                                          1980-1     1980-2
                                          Program    Program
                                          -------    -------
     Gross productive wells(2):
          Oil                                 2          1
          Gas                                46         55
                                             --         --
               Total                         48         56

     Net productive wells(3):
          Oil                               .34        .06
          Gas                              2.50       3.27
                                           ----       ----
               Total                       2.84       3.33

     -----------------
     (1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
     (2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
     (3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but 0.15 Net Well.


     Drilling Activities

     The 1980-1 Program drilled one gross developmental well during the year ended December 31, 1996. This well was in Custer County, Oklahoma and was completed as a producing gas well on August 15, 1996. The 1980-2 Programs participated in no drilling activities for the year ended December 31, 1996.

     Oil and Gas Production, Revenue, and Price History

     The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                          Net Production Data

                                     Year Ended December 31,
                                  ------------------------------
                                     1996       1995      1994
                                  ----------  --------  --------

1980-1 Program:
--------------

  Production:
    Oil (Bbls)(1)                      2,084     2,455     3,016
    Gas (Mcf)(2)                     336,939   410,288   334,780

  Oil and gas sales:
    Oil                             $ 42,437  $ 42,662  $ 50,080
    Gas                              728,518   562,964   568,880
                                     -------   -------   -------
      Total                         $770,955  $605,626  $618,960
                                     =======   =======   =======
  Total direct operating
    expenses                        $129,291  $193,353  $208,158
                                     =======   =======   =======

  Direct operating expense
    as a percentage of oil
    and gas sales                      16.8%     31.9%     33.6%

  Average sales price:
    Per barrel of oil                 $20.36    $17.38    $16.60
    Per Mcf of gas                      2.16      1.37      1.70

  Direct operating expenses
    per equivalent Mcf of
    gas(3)                            $  .37    $  .45    $  .59

1980-2 Program:
--------------

  Production:
    Oil (Bbls)(1)                      1,786     2,064     2,221
    Gas (Mcf)(2)                     468,214   560,892   445,185

  Oil and gas sales:
    Oil                           $   35,465  $ 36,469  $ 36,010
    Gas                              986,922   783,949   705,855
                                   ---------   -------   -------
      Total                       $1,022,387  $820,418  $741,865
                                   =========   =======   =======

  Total direct operating
    expenses                      $  180,038  $415,548  $206,652
                                   =========   =======   =======

  Direct operating expenses
    as a percentage of oil
    and gas sales                      17.6%     50.7%     27.9%

  Average sales price:
    Per barrel of oil                 $19.86    $17.67    $16.21
    Per Mcf of gas                      2.11      1.40      1.59

  Direct operating expenses
    per equivalent Mcf of
    gas(3)                            $  .38    $  .72    $  .45

----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas
(3) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

     Proved Reserves and Net Present Value

     The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1996. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 1996. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Furthermore, gas prices at December 31, 1996 were much higher than the price used for determining the Programs' net present value of proved reserves for the year ended December 31, 1995 and substantially higher than the average prices received by the Programs in each of the last several years. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1996 will actually be realized for such production.

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

                          Proved Reserves and
                           Net Present Value
                         From Proved Reserves

                        As of December 31, 1996

1980-1 Program:
--------------

  Estimated proved reserves:
    Gas (Mcf)                                           1,326,820
    Oil and liquids (Bbls)                                 15,699

  Net present value (discounted
    at 10% per annum)                                  $3,076,727

1980-2 Program:
--------------

  Estimated proved reserves:
    Gas (Mcf)                                           1,456,279
    Oil and liquids (Bbls)                                  8,699

  Net present value (discounted
    at 10% per annum)                                  $2,776,052


     No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 5 to the Programs' financial statements, included in Item 8 of this Annual Report.


     Significant Properties

                            1980-1 Program
                            --------------

     As of December 31, 1996, the 1980-1 Program's properties consisted of 48 gross (2.84 net) productive wells. The 1980-1 Program also owned a non-working interest in an additional 15 wells. Affiliates of the 1980-1 Program operate 25 (40%) of its total wells. As of December 31, 1996, the 1980-1 Program had estimated total proved reserves of 1,326,820 Mcf of gas and 15,699 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $3,076,727. All of the 1980-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                            1980-2 Program
                            --------------

     As of December 31, 1996, the 1980-2 Program's properties consisted of 56 gross (3.33 net) productive wells. The 1980-2 Program also owned a non-working interest in an additional 16 wells. Affiliates of the 1980-2 Program operate 25 (35%) of its total wells. As of December 31, 1996, the 1980-2 Program had estimated total proved reserves of 1,456,279 Mcf of gas and 8,699 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $2,776,052. All of the 1980-2 Program's reserves are located in the Anadarko Basin.


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

ITEM 3.   LEGAL PROCEEDINGS

     On November 12, 1992, Larry and Leona Beck filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on the Paul King #1-7 well. (Beck v. Trigg Drilling Company, Inc., et al., C-92-227, District Court of Beckham County, Oklahoma). The 1980-1 Program had an approximate 4.6% working interest in the Paul King #1-7 well at the time the lawsuit was filed and the 1980-2 Program had an approximate 4.7% working interest in the Paul King #1-7 well at the time the lawsuit was filed. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. The 1980-1 and 1980-2 Programs' share of such verdict was approximately $123,000 and $128,000, respectively, in actual damages and approximately $23,000 and $23,500, respectively, in punitive damages. Following appeal, the case was remanded for a new trial in order to redetermine damages. On December 23, 1996, prior to such new trial, the case was settled at no cost to the Programs.

     On March 18, 1993, a royalty owner filed a lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Thurmond Ranch #1-2 well. (John B. Thurmond, Trustee v. Dyco, Case No. CS-93-10; District Court of Roger Mills County, Oklahoma). The 1980-1 Program has an approximate 15% working interest in the Thurmond Ranch #1-2 well. Plaintiff sought a full accounting, unpaid royalties, and his share of benefits from the gas purchase contract as a third party beneficiary. On September 10, 1996, the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. As a result of such ruling, the plaintiffs dismissed the Thurmond case.

     On October 15, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of proceeds of a take-or-pay settlement with a gas purchaser which involved the Marshall Young No. 2-4, Mikles No. 3-4, and Hunter-Ryan No. 1 wells (Tom Mikles, et al. v. Dyco Petroleum Corporation, Case No. C-93-190, District Court of Beckham County, Oklahoma). The 1980-1 Program has an approximate 1.2% working interest in the Marshall Young No. 2-4 well and an approximate 3.1% working interest in the Mikles No. 3-4 and Hunter-Ryan No. 1 wells, while the 1980-2 Program has an approximate 1.3% working interest in the Marshall Young No. 2-4 well and an approximate 3.2% working interest in the Mikles No. 3-4 and Hunter-Ryan No. 1 wells. The lawsuit also alleged claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries under the gas contract. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 21, 1994 and discovery is proceeding in the matter. Oral arguments were heard on plaintiffs' motion for summary judgment in January 1995, however, as of the date of this Annual Report, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996, the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. On February 11, 1997 the Oklahoma Supreme Court denied the plaintiffs' request for a rehearing in this separate lawsuit; therefore, its holding that Oklahoma royalty owners do not have the right to share in the proceeds of take-or-pay settlements should be dispositive of the Tom Mikles case.

     On October 26, 1993, certain royalty owners filed a class action lawsuit against Dyco in which the plaintiffs alleged entitlement to a share of proceeds of a take-or-pay settlement with a gas purchaser which involved the Kinney Warren No. 3-10, Fender No. 4-10, Mikles No. 1-10, and Damron No. 1-10 wells (Gene Mikles, et al. v. Dyco Petroleum Corporation, et al., District Court of Beckham County, Oklahoma). The 1980-1 Program has an approximate 2.3% working interest in the Kinney Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.7% working interest in the Mikles No. 1-10 and Damron No. 1-10 wells, while the 1980-2 Program has an approximate 2.4% working interest in the Kinney Warren No. 3-10 and Fender No. 4-10 wells and an approximate 5.9% working interest in the Mikles No. 1-10 and Damron No. 1-10 wells. The lawsuit also alleged claims based on unjust enrichment, breach of contract, and breach of fiduciary obligations and seeks an accounting and declaration that the plaintiffs are third party beneficiaries. The plaintiffs have not quantified the amount of their damages, but they are seeking exemplary damages, unpaid royalties, and interest. Dyco has filed its answer in the matter in which it denied all of the plaintiffs' allegations. The district court certified the matter as a class action on January 18, 1994 and discovery is proceeding in the matter. Oral arguments were heard on plaintiffs' motion for summary judgment in January 1995, however, as of the date of this Annual Report, the district court has not ruled on the motion. Dyco intends to vigorously defend the lawsuit. On September 10, 1996, the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. On February 11, 1997 the Oklahoma Supreme Court denied the plaintiffs' request for a rehearing in this separate lawsuit; therefore, its holding that Oklahoma royalty owners do not have the right to share in the proceeds of take-or-pay settlements should be dispositive of the Gene Mikles case.

     On June 14, 1995, a royalty owner filed a class action lawsuit against Dyco in which the plaintiff alleged entitlement to a share of the proceeds of a take-or-pay settlement with a gas purchaser which involved the Richmond No. 1-7 well. (Dolores Wynn, Trustee of the
Dolores Wynn Revocable Living Trust v. Dyco, Case No. CJ-95-31, District Court of Dewey County, Oklahoma.) The 1980-1 Program has an approximate 5.12% working interest in the Richmond No. 1-7 well. The lawsuit also alleged claims based on unjust enrichment, breach of contract and fiduciary obligation, and constructive fraud. The plaintiff sought an accounting as a third party beneficiary and a temporary restraining order, along with actual and punitive damages, interest, and costs. On September 10, 1996, the Oklahoma Supreme Court ruled in a separate lawsuit that owners of royalty interests in Oklahoma oil and gas properties do not have the right to share in the proceeds of take-or-pay settlements. As a result of such ruling, the plaintiff dismissed the Wynn case.

     On December 27, 1996 the operator of certain wells in which the Programs own an interest filed a lawsuit against Dyco in which the plaintiff is seeking the collection of outstanding joint interest billings. (Apache Corporation v. Dyco et al., Case No. CJ-96-203, District Court of Beckham County, Oklahoma.) The wells in question are the Akridge No. 1-3, Damron No. 1-10, and Damron No. 2-15. The plaintiff is seeking $445,860.75, plus interest, costs, and fees. The 1980-1 Program and 1980-2 Program each have an approximate 15% working interest in the combined wells. Dyco has filed an answer in the matter whereby it has denied all of the plaintiff's allegations. Dyco intends to vigorously defend the lawsuit. As of the date of this Annual Report, management cannot determine the amount of any alleged damages which would be allocable to the Programs from this lawsuit.

     Except for the foregoing litigation, to the knowledge of the management of Dyco and the Programs, neither Dyco, the Programs, nor the Programs' properties are subject to any litigation, the results of which would have a material effect on the Programs' or Dyco's financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the limited partners of either Program during 1996.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER MATTERS

     The Programs do not have an established trading market for their units of limited partnership interest ("Units"). Pursuant to the terms of the Program Agreements, Dyco, as General Partner, is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Programs' reserves and is calculated pursuant to the terms of the Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions made to the limited partners and extraordinary events. The following table sets forth, for the periods indicated, Dyco's repurchase offer per Unit and the amount of the Programs' cash distributions per Unit for the same period. For purposes of this Annual Report, a Unit represents an initial subscription of $5,000 to a Program.

                            1980-1 Program
                            --------------

                                   Repurchase         Cash
                                     Price        Distributions
                                   ----------     -------------

     1995:
          First Quarter               $319             $ -
          Second Quarter               245               -
          Third Quarter                245               -
          Fourth Quarter               245               -

     1996:
          First Quarter               $245             $ -
          Second Quarter               220              25
          Third Quarter                316              45
          Fourth Quarter               281              35

     1997:
          First Quarter               $281             (1)

     --------------------

     (1)  To be declared in March 1997.


                            1980-2 Program
                            --------------

                                   Repurchase         Cash
                                     Price        Distributions
                                   ----------     -------------

     1995:
          First Quarter               $277             $ -
          Second Quarter               244              20
          Third Quarter                244               -
          Fourth Quarter               244               -

     1996:
          First Quarter               $224             $20
          Second Quarter               189              35
          Third Quarter                174              75
          Fourth Quarter               174               -

     1997:
          First Quarter               $174             (1)

     --------------------
     (1)  To be declared in March 1997.

     The 1980-1 Program has 4,040 Units outstanding and approximately 1,319 limited partners of record. The 1980-2 Program has 5,059 Units outstanding and approximately 1,639 limited partners of record.

ITEM 6.   SELECTED FINANCIAL DATA

                                    Selected Financial Data

     The following tables present selected  financial data for the Programs.  This  data should be read in conjunction with  the financial statements of the Programs, and the respective notes
thereto, included  elsewhere in  this Annual Report.   See  "Item 8.  Financial Statements  and
Supplementary Data."
                                         1980-1 Program
                                         --------------
                                                December 31,
                          --------------------------------------------------------
                             1996        1995        1994       1993       1992
                          ----------  ----------   --------   --------  ----------
Summary of Operations
  Oil and gas sales       $  770,955  $  605,626   $618,960   $640,636  $  815,018
  Total revenues             781,724     610,611    623,003    643,836     863,442

  Lease operating
    expenses                  74,882     152,105    164,315     44,096      29,483
  Production taxes            54,409      41,248     43,843     45,772      57,555
  General and admini-
    strative expenses         68,217      68,974     64,886     68,371      70,470
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                88,047     122,879    166,083    115,490     179,651

  Net income                 496,169     225,405    183,876    370,107     526,283
    per Unit                     123          56         46         92         130
  Cash distributions         424,200        -       343,400    545,400     646,400
    per Unit                     105        -            85        135         160

Summary Balance Sheet
   Data:
    Total assets           1,062,619   1,033,855    811,045    907,646   1,072,236
    Partners' capital      1,018,281     946,312    720,907    880,431   1,055,724

                                         1980-2 Program
                                         --------------

                                                       December 31,
                                ----------------------------------------------------------
                                   1996       1995        1994       1993         1992
                                ---------- ----------  ---------- ----------  ------------
Summary of Operations
  Oil and gas sales             $1,022,387 $  820,418  $741,865   $  866,379  $1,086,413
  Total revenues                 1,038,028    827,427   748,100      886,645   1,151,589

  Lease operating
    expenses                       105,131    356,433   156,787       96,924     109,799
  Production taxes                  74,907     59,115    49,865       68,301      73,665
  General and admini-
    strative expenses              100,208    101,606    96,134       98,967      94,784
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                      88,431    130,828   190,498      154,299     221,849

  Net income                       669,351    179,445   254,816      468,154     651,492
    per Unit                           132         35        50           93         129
  Cash distributions               657,670    101,180   430,015      758,850     733,555
    per Unit                           130         20        85          150         145

Summary Balance Sheet
   Data:
    Total assets                 1,009,945  1,070,692   861,863    1,542,926   1,758,558
    Partners' capital              836,577    824,896   746,631      921,830   1,212,526

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Use of Forward-Looking Statements and Estimates

     This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Programs.

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.

     General Discussion

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the last several months have, however, been somewhat higher than those yearly averages. It is not known whether this is a short-term trend or will lead to higher average gas prices on a longer-term basis.

     Substantially all of the Programs' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Results of Operations

                            1980-1 Program
                            --------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $165,329 (27.3%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $324,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $158,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 371 barrels and 73,349 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decreases in volumes of oil and gas sold resulted primarily from normal declines in production on several wells due to such wells' diminished reserves. Average oil and gas prices increased to $20.36 per barrel and $2.16 per Mcf, respectively, for the year ended December 31, 1996 from $17.38 per barrel and $1.37 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $64,062 (33.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) credits received on two wells during the year ended December 31, 1996 for prior period environmental charges and (ii) the reversal of a $40,000 accrual during the year ended December 31, 1996 due to the conclusion of certain legal contingencies in favor of the 1980-1 Program (see "Item
3. Legal Proceedings."), partially offset by an increase in production taxes associated with the increase in oil and gas sales during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 16.8% for the year ended December 31, 1996 from 31.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $34,832 (28.3%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 11.4% for the year ended December 31, 1996 from 20.3% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the year ended December 31, 1996 from 11.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $13,334 (2.2%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $110,000 was related to a decrease in the average price of gas sold and approximately $10,000 was related to a decease in volumes of oil sold, partially offset by an increase of approximately $103,000 related to an increase in volumes of gas sold and an increase of approximately $2,000 related to an increase in the average price of oil sold. Volumes of oil sold decreased 561 barrels for the year ended December 31, 1995 as compared to the year ended December 31, 1994 while volumes of gas sold increased 75,508 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase in volumes of gas sold was primarily due to increased production on two wells during the year ended December 31, 1995 as compared to the year ended December 31, 1994 as a result of recompletion activities completed during the year ended December 31, 1995. Average gas prices decreased to $1.37 per Mcf for the year ended December 31, 1995 from $1.70 per Mcf for the year ended December 31, 1994, while average oil prices increased to $17.38 per barrel for the year ended December 31, 1995 from $16.60 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,805 (7.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease resulted primarily from an accrual for certain litigation costs during the year ended December 31, 1994, partially offset by workover charges incurred on two wells during the year ended December 31, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased slightly to 31.9% for the year ended December 31, 1995 from 33.6% for the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $43,204 (26.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of an upward revision in the estimate of remaining gas reserves at December 31, 1995, partially offset by an increase in oil and gas properties subject to amortization as a result of the recompletion of an existing well during the year ended December 31, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, this expense decreased to 20.3% for the year ended December 31, 1995 from 26.8% for the year ended December 31, 1994. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization expense discussed above.

     General and administrative expenses increased $4,088 (6.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase resulted primarily from increases in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 11.4% for the year ended December 31, 1995 from 10.5% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in general and administrative expenses discussed above.


                            1980-2 Program
                            --------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $201,969 (24.6%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $398,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $196,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 278 barrels and 92,678 Mcf, respectively, during the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from normal declines in production on several wells due to diminished oil reserves. The decrease in volumes of gas sold resulted primarily from a positive prior period volume adjustment made by the operator of one well during the year ended December 31, 1995. Average oil and gas prices increased to $19.86 per barrel and $2.11 per Mcf, respectively, for the year ended December 31, 1996 from $17.67 per barrel and $1.40 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $235,510 (56.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) significant workover charges incurred on one well during the year ended December 31, 1995 in order to improve the recovery of reserves, (ii) the reversal of a $40,000 accrual during the year ended December 31, 1996 due to the conclusion of certain legal contingencies in favor of the 1980-2 Program (see "Item 3. Legal Proceedings"), and (iii) credits received on two wells during the year ended December 31, 1996 for prior period environmental charges. As a percentage of oil and gas sales, these expenses decreased to 17.6% for the year ended December 31, 1996 from 50.7% for the year ended December 31, 1995. This percentage decease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $42,397 (32.4%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 8.6% for the year ended
December 31, 1996 from 15.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the year ended December 31, 1996 from 12.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales increased $78,553 (10.6%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this increase, approximately $162,000 was related to an increase in volumes of gas sold, partially offset by a decrease of approximately $85,000 related to a decrease in the average price of gas sold. Volumes of gas sold increased 115,707 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994, while volumes of oil sold decreased 157 barrels for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase in volumes of gas sold was primarily due to a significant positive prior period volume adjustment by a purchaser on one well during the year ended December 31, 1995. Average gas prices decreased to $1.40 per Mcf for the year ended December 31, 1995 from $1.59 per Mcf for the year ended December 31, 1994, while average oil prices increased to $17.67 per barrel for the year ended December 31, 1995 from $16.21 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $208,896 (101.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to workover charges on one well during the year ended December 31, 1995 which were incurred in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 50.7% for the year ended December 31, 1995 from 27.9% for the year ended December 31, 1994. This percentage increase resulted primarily from the dollar increase in production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $59,670 (31.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily a result of an upward revision in the estimate of remaining gas reserves at December 31, 1995, partially offset by an increase in oil and gas sales for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 15.9% for the year ended December 31, 1995 from 25.7% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward revision in the estimate of remaining gas reserves discussed above.

     General and administrative expenses increased $5,472 (5.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase resulted primarily from increases in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.4% for the year ended December 31, 1995 and 13.0% for the year ended December 31, 1994.


     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item
5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1996, the 1980-1 Program's and 1980-2 Program's proved reserve quantities at December 31, 1996 would have a life of approximately 3.9 and 3.1 years, respectively, for gas reserves and
7.5 and 4.9 years, respectively, for oil reserves. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1996, it is possible that a significant decrease in oil and gas prices from December 31, 1996 levels will reduce such reserves and their corresponding life-span.

     The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. The Programs have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

     The Samson Companies are currently in the process of evaluating certain oil and gas properties owned by the Programs and other entities of the Samson Companies. As a result of such evaluation, it is expected that certain of these properties will be placed in bid packages and offered for sale during the first half of 1997. It is likely that the Programs will have an interest in some of the properties being sold. It is currently estimated that the value of such sales, as a percentage of total proved reserves of either Program, will range from 1% to 10%.

     The decision to accept any offer for the purchase of a property owned by one or both of the Programs will be made by Dyco after giving due consideration to the offer price and Dyco's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties will be distributed to the Programs and will be included in the calculation of the Programs' cash distributions for the quarter immediately following the Programs' receipt of the proceeds.

     Following completion of any sale, the Programs' quantity of proved reserves will be reduced. It is also possible that the Programs' repurchase values and future cash distributions could decline as a result of a reduction of the Programs' reserve base. On the other hand, Dyco believes there will be beneficial operating efficiencies related to the Programs' remaining properties. This is primarily due to the fact that the properties being considered for sale are more likely to bear a higher ratio of operating expenses as compared to reserves than the properties not being considered for sale. The net effect of such property sales is difficult to predict as of the date of this Annual Report.

     There can be no assurance as to the amount of the Programs' future cash distributions. The Programs' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Programs' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Programs, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Programs are not replacing production through acquisitions of producing properties and drilling. If the Programs sell any of their properties as discussed above, the Programs' quantity of proved reserves will be reduced; therefore, it is possible that the Programs' future cash distributions could decline as a result of a reduction of the Programs' reserve base.

     The Programs are involved in certain litigation, the outcome of which cannot presently be determined. In the event of an unfavorable outcome, the Programs' liquidity and capital resources could be negatively impacted. See "Item 3. Legal Proceedings" for a further discussion of this litigation.

     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 1996. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP

     We have audited the financial statements of the Dyco Oil and Gas Program 1980-1 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Annual Report. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-1 Limited Partnership at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                   COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
February 10, 1997

                       DYCO OIL AND GAS PROGRAM
                      1980-1 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1996 and 1995

                                 ASSETS
                                 ------
                                           1996          1995
                                        ----------     --------
CURRENT ASSETS:
  Cash and cash equivalents             $  227,376     $  106,038
  Accrued oil and gas sales,
    including $92,090 due from
    related parties at 1995 (Note 2)       156,135        109,691
                                         ---------      ---------
    Total current assets                $  383,511     $  215,729

NET OIL AND GAS PROPERTIES,
  utilizing the full cost method           578,468        671,070

DEFERRED CHARGE                            100,640        147,056
                                         ---------      ---------
                                        $1,062,619     $1,033,855
                                         =========      =========


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $    7,876     $   49,013
  Gas imbalance payable                      1,034          1,434
                                         ---------      ---------
    Total current liabilities           $    8,910     $   50,447

ACCRUED LIABILITY                           35,428         37,096

CONTINGENCY (Note 4)

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 40 Units                   10,183          9,463
  Limited Partners, issued and
    outstanding, 4,000 Units             1,008,098        936,849
                                         ---------      ---------
    Total Partners' Capital             $1,018,281     $  946,312
                                         ---------      ---------
                                        $1,062,619     $1,033,855
                                         =========      =========

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-1 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                1996        1995       1994
                              -------     -------    -------
REVENUES:
  Oil and gas sales,
    including $524,274 and
    $576,825 of sales to
    related parties in
    1995 and 1994 (Note 2)    $770,955    $605,626   $618,960
  Interest and other income     10,769       4,985      4,043
                               -------     -------    -------
                              $781,724    $610,611   $623,003

COSTS AND EXPENSES:
  Lease operating             $ 74,882    $152,105   $164,315
  Production taxes              54,409      41,248     43,843
  Depreciation, depletion,
    and amortization of
    oil and gas properties      88,047     122,879    166,083
  General and administrative    68,217      68,974     64,886
                               -------     -------    -------
                              $285,555    $385,206   $439,127
                               -------     -------    -------

NET INCOME                    $496,169    $225,405   $183,876
                               =======     =======    =======
GENERAL PARTNER (1%) -
  NET INCOME                  $  4,962    $  2,254   $  1,839
                               =======     =======    =======
LIMITED PARTNERS (99%) -
  NET INCOME                  $491,207    $223,151   $182,037
                               =======     =======    =======
NET INCOME per Unit           $    123    $     56   $     46
                               =======     =======    =======
UNITS OUTSTANDING                4,040       4,040      4,040
                               =======     =======    =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-1 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1996, 1995, and 1994


                            General     Limited
                            Partner     Partners        Total
                           ---------   -----------   -----------

Balances at Dec. 31, 1993    $ 8,804    $  871,627    $  880,431
  Cash distributions        (  3,434)  (   339,966)  (   343,400)
  Net income                   1,839       182,037       183,876
                              ------     ---------     ---------

Balances at Dec. 31, 1994    $ 7,209    $  713,698    $  720,907
  Net income                   2,254       223,151       225,405
                              ------     ---------     ---------

Balances at Dec. 31, 1995    $ 9,463    $  936,849    $  946,312
  Cash distributions        (  4,242)  (   419,958)  (   424,200)
  Net income                   4,962       491,207       496,169
                              ------     ---------     ---------

Balances at Dec. 31, 1996    $10,183    $1,008,098    $1,018,281
                              ======     =========     =========

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-1 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                       1996        1995        1994
                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                         $496,169    $225,405    $183,876
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties               88,047     122,879     166,083
    (Increase) decrease in accrued
      oil and gas sales             (  46,444)  (  34,175)     19,128
    (Increase) decrease in
      deferred charge                  46,416   (  25,137)  (   2,205)
    Increase (decrease) in
      accounts payable              (  41,137)      1,266      38,730
    Decrease in gas imbalance
      payable                       (     400)  (  14,432)  (   2,332)
    Increase (decrease) in
      accrued liability             (   1,668)     10,571      26,525
                                      -------     -------     -------
  Net cash provided by
    operating activities             $540,983    $286,377    $429,805

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from the sale of
    oil and gas properties           $ 18,702    $  1,519    $     14
  Additions to oil and gas
    properties                      (  14,147)  ( 253,413)  (  71,324)
                                      -------     -------     -------
Net cash provided (used) by
  investing activities               $  4,555   ($251,894)  ($ 71,310)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions                ($424,200)   $   -      ($343,400)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($424,200)   $   -      ($343,400)
                                      -------     -------     -------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                   $121,338    $ 34,483    $ 15,095

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD              106,038      71,555      56,460
                                      -------     -------     -------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $227,376    $106,038    $ 71,555
                                      =======     =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1980-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on February 15, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,674.86 (41.5%) of the Program's Units at December 31, 1996.

     The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.

     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1996, 1995, and 1994, were $0.25, $0.29, and $0.47, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission
     ("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, the SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred Charge at December 31, 1996 and 1995 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 310,616 Mcf, resulting in prepaid lease operating expenses of $100,640. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 383,357 Mcf, resulting in prepaid lease operating expenses of $147,056.

     Accrued Liability

     The Accrued Liability at December 31, 1996 and 1995 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 109,345 Mcf, resulting in accrued lease operating expenses of $35,428. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 96,706 Mcf, resulting in accrued lease operating expenses of $37,096.


     Oil and Gas Sales and Gas Imbalance Payable

     The  Program's  oil  and  condensate production  is  sold,  title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1996 total sales exceeded the Program's share of estimated total gas reserves on two wells by $1,034 (689 Mcf). At December 31, 1995 total sales exceeded the Program's share of estimated total gas reserves on two wells by $1,434 (643 Mcf). These amounts were recorded as gas imbalance payables at December 31, 1996 and 1995 in accordance with the sales method.

     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accrued oil and gas sales, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized in the near term. Contingent liability from litigation (see Note 4) and oil and gas reserves (see Note 5) also involve significant estimates which could materially differ from the actual amounts ultimately realized. The litigation, for which contingent liabilities were accrued in a prior period in the amount of $40,000, resulted in no liability to the Program and the accruals were reversed during the year ended December 31, 1996. During the year ended December 31, 1996, the Program received a credit for prior period environmental charges in the amount of $43,257 which should have been recognized during the second quarter of 1996 and reflected in the Program's Quarterly Report on Form 10-Q for the 3 months ended June 30, 1996.

     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.



2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1996, 1995 and 1994, such expenses totaled $68,217, $68,974, and $64,886 of which $56,088 was paid each year to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995 and 1994, these sales totaled $524,274 and $576,825, respectively. At December 31, 1995, accrued oil and gas sales included $92,090 due from El Paso.


3.   MAJOR CUSTOMERS

     The following purchaser individually accounted for more than 10% of the combined oil and gas sales of the Program for the years ended December 31, 1996, 1995, and 1994:


          Purchaser           1996      1995      1994
          ---------           ----      ----      ----

          El Paso             91.4%     86.6%     93.2%

     In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

4.   CONTINGENCY

     On December 27, 1996 the operator of certain wells in which the Program owns an interest filed a lawsuit against Dyco in which the plaintiff is seeking the collection of outstanding joint interest billings plus interest, costs, and fees. Dyco has filed an answer in the matter whereby it has denied all of the plaintiff's allegations. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the Program.


5.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.

     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:
                                            December 31,
                                   ------------------------------
                                       1996             1995
                                   -------------    -------------

     Proved properties              $29,750,131      $29,754,686

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization         -                -
                                     ----------       ----------
                                    $29,750,131      $29,754,686

     Less accumulated depreciation,
       depletion, amortization,
       and valuation allowance     ( 29,171,663)    ( 29,083,616)
                                     ----------       ----------

     Net oil and gas properties     $   578,468      $   671,070
                                     ==========       ==========


     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:



                                           December 31,
                                   ----------------- -----------
                                     1996       1995      1994
                                   --------   --------   -------

     Acquisition of properties      $  -      $   -      $  -
     Exploration costs                 -          -         -
     Development costs               14,147    253,413    71,324
                                     ------    -------    ------
     Total costs incurred           $14,147   $253,413   $71,324
                                     ======    =======    ======

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude oil and gas reserves for the years  ended December 31, 1996, 1995, and 1994.  Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco.  All of the
     Program's reserves are located in the United States.

                                 1996                     1995                    1994
                         ---------------------    ---------------------   ---------------------
                            Oil        Gas           Oil        Gas          Oil        Gas
                          (Bbls)      (Mcf)        (Bbls)      (Mcf)       (Bbls)      (Mcf)
                         --------  -----------    --------  -----------   --------  -----------
Proved reserves,
  beginning of year       17,478    1,419,651      15,200    1,293,223     15,637    1,602,830

Revisions of previous
  estimates                  161      250,861       4,733      536,716      2,579       25,173

Sale of Reserves         (    83)  (   29,308)       -            -          -            -

Extensions and
  Discoveries                227       22,555        -            -          -            -

Production               ( 2,084)  (  336,939)    ( 2,455)  (  410,288)   ( 3,016)  (  334,780)
                          ------    ---------      ------    ---------     ------    ---------

Proved reserves,
  end of year             15,699    1,326,820      17,478    1,419,651     15,200    1,293,223
                          ======    =========      ======    =========     ======    =========

Proved developed
reserves:
  Beginning of year       17,478    1,419,651      15,200    1,293,223     15,637    1,602,830
                          ------    ---------      ------    ---------     ------    ---------

  End of year             15,699    1,326,820      17,478    1,419,651     15,200    1,293,223
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

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP


     We have audited the financial statements of the Dyco Oil and Gas Program 1980-2 Limited Partnership (a Minnesota limited partnership) as listed in Item 14(a) of this Annual Report. These financial statements are the responsibility of the Program's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-2 Limited Partnership at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                   COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
February 10, 1997

                       DYCO OIL AND GAS PROGRAM
                      1980-2 LIMITED PARTNERSHIP
                            Balance Sheets
                      December 31, 1996 and 1995

                                 ASSETS
                                 ------
                                              1996       1995
                                           ----------  ----------

CURRENT ASSETS:
  Cash and cash equivalents                $  369,731  $  273,193
  Accrued oil and gas sales,
    including $93,000 due from
    related parties at 1995 (Note 2)          177,467     117,898
                                            ---------   ---------
    Total current assets                   $  547,198  $  391,091

NET OIL AND GAS PROPERTIES,
  utilizing the full cost method              389,863     488,926

DEFERRED CHARGE                                72,884     190,675
                                            ---------   ---------
                                           $1,009,945  $1,070,692
                                            =========   =========

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                         $   11,033  $   52,007
  Gas imbalance payable                        64,761      39,263
                                            ---------   ---------
    Total current liabilities              $   75,794  $   91,270

ACCRUED LIABILITY                              97,574     154,526

CONTINGENCY (Note 4)

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 59 Units                       8,366       8,249
  Limited Partners, issued and
    outstanding, 5,000 Units                  828,211     816,647
                                            ---------   ---------
    Total Partners' Capital                $  836,577  $  824,896
                                            ---------   ---------
                                           $1,009,945  $1,070,692
                                            =========   =========


                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-2 LIMITED PARTNERSHIP
                       Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                 1996        1995      1994
                              ----------   -------   -------
REVENUES:
  Oil and gas sales,
    including $720,777 and
    $683,848 of sales to
    related parties in
    1995 and 1994 (Note 2)    $1,022,387   $820,418  $741,865
  Interest                        15,641      7,009     6,235
                               ---------    -------   -------
                              $1,038,028   $827,427  $748,100

COSTS AND EXPENSES:
  Lease operating             $  105,131   $356,433  $156,787
  Production taxes                74,907     59,115    49,865
  Depreciation, depletion,
    and amortization of
    oil and gas properties        88,431    130,828   190,498
  General and administrative     100,208    101,606    96,134
                               ---------    -------   -------
                              $  368,677   $647,982  $493,284
                               ---------    -------   -------

NET INCOME                    $  669,351   $179,445  $254,816
                               =========    =======   =======
GENERAL PARTNER (1%) -
  NET INCOME                  $    6,694   $  1,794  $  2,548
                               =========    =======   =======
LIMITED PARTNERS (99%) -
  NET INCOME                  $  662,657   $177,651  $252,268
                               =========    =======   =======
NET INCOME per Unit           $      132   $     35  $     50
                               =========    =======   =======
UNITS OUTSTANDING                  5,059      5,059     5,059
                               =========    =======   =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-2 LIMITED PARTNERSHIP
                    Statements of Partners' Capital
         For the Years Ended December 31, 1996, 1995, and 1994


                             General    Limited
                             Partner    Partners       Total
                            ---------  ----------    ----------

Balances at Dec. 31, 1993     $9,219    $912,611      $921,830
  Cash distributions         ( 4,300)  ( 425,715)    ( 430,015)
  Net income                   2,548     252,268       254,816
                               -----     -------       -------

Balances at Dec. 31, 1994     $7,467    $739,164      $746,631
  Cash distributions         ( 1,012)  ( 100,168)    ( 101,180)
  Net income                   1,794     177,651       179,445
                               -----     -------       -------

Balances at Dec. 31, 1995     $8,249    $816,647      $824,896
  Cash distributions         ( 6,577)  ( 651,093)    ( 657,670)
  Net income                   6,694     662,657       669,351
                               -----    --------       -------
Balances at Dec. 31, 1996     $8,366    $828,211      $836,577
                               =====     =======       =======

                The accompanying notes are an integral
                  part of these financial statements.

                       DYCO OIL AND GAS PROGRAM
                      1980-2 LIMITED PARTNERSHIP
                       Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                       1996        1995        1994
                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $669,351    $179,445    $254,816
  Adjustments to reconcile net
    income to net cash provided
    (used) by operating activities:
    Depreciation, depletion, and
      amortization of oil and gas
      properties                       88,431     130,828     190,498
    (Increase) decrease in accrued
      oil and gas sales             (  59,569)  (  27,862)     31,365
    (Increase) decrease in deferred
      charge                          117,791   (  95,641)  (  56,653)
    Increase (decrease) in
      accounts payable              (  40,974)      3,179      37,373
    Increase (decrease) in gas
      imbalance payable                25,498      21,775   (  56,431)
    Decrease in related party
      payable                            -           -      ( 535,722)
    Increase (decrease) in accrued
      liability                     (  56,952)    105,610      48,916
                                     --------     -------     -------
  Net cash provided (used) by
    operating activities             $743,576    $317,334   ($ 85,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of
    oil and gas properties           $ 25,360    $  3,277    $    379
  Additions to oil and gas
    properties                      (  14,728)  (  51,525)  (  87,990)
                                      -------     -------     -------
  Net cash provided (used) by
    investing activities             $ 10,632   ($ 48,248)  ($ 87,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                ($657,670)  ($101,180)  ($430,015)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($657,670)  ($101,180)  ($430,015)
                                      -------     -------     -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               $ 96,538    $167,906   ($603,464)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD             $273,193    $105,287    $708,751
                                      -------     -------     -------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $369,731    $273,193    $105,287
                                      =======     =======     =======

                The accompanying notes are an integral
                  part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                     Notes to Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Dyco Oil and Gas Program 1980-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 16, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,994.34 (39.4%) of the Program's Units at December 31, 1996.

     The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Cash and Cash Equivalents

     The Program considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Program to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.

     Oil and Gas Properties

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1996, 1995, and 1994 were $0.18, $0.23, and $0.42, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission
     ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


     Deferred Charge

     The Deferred Charge at December 31, 1996 and 1995 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 265,708 Mcf, resulting in prepaid lease operating expenses of $72,884. At December 31, 1995, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 324,277 Mcf, resulting in prepaid lease operating expenses of $190,675.

     Accrued Liability

     The Accrued Liability at December 31, 1996 and 1995 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance position. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 355,720 Mcf, resulting in accrued lease operating expenses of $97,574. At December 31, 1995, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 262,799 Mcf, resulting in accrued lease operating expenses of $154,526.


     Oil and Gas Sales and Gas Imbalance Payable

     The Program's oil and condensate production is sold, title passed and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. At December 31, 1996 total sales exceeded the Program's share of estimated total gas reserves on six wells by $64,761 (43,174 Mcf). At December 31, 1995 total sales exceeded the Program's share of estimated total gas reserves on nine wells by $39,263 (19,830 Mcf). These amounts were recorded as gas imbalance payables at December 31, 1996 and 1995 in accordance with the sales method.

     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accrued oil and gas sales, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized in the near term. Contingent liability from litigation (see Note 4) and oil and gas reserves (see Note 5) also involve significant estimates which could materially differ from the actual amounts ultimately realized. The litigation, for which the contingent liabilities were accrued in a prior period in the amount of $40,000, resulted in no liability to the Program and the accruals were reversed during the year ended December 31, 1996. During the year ended December 31, 1996, the Program received a credit for prior period environmental charges in the amount of $45,060 which should have been recognized during the second quarter of 1996 and reflected in the Program's Quarterly Report on Form 10-Q for the 3 months ended June 30, 1996.

     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.   TRANSACTIONS WITH RELATED PARTIES

     Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1996, 1995, and 1994, such expenses totaled $100,208, $101,606, and
     $96,134, respectively, of which $85,620 was paid each year to Dyco and its affiliates.

     Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995 and 1994, these sales totaled $720,777 and $683,848, respectively. At December 31, 1995, accrued oil and gas sales included $93,000 due from El Paso.


3.   MAJOR CUSTOMERS

     The following purchaser individually accounted for more than 10% of the combined oil and gas sales of the Program for the years ended December 31, 1996, 1995, and 1994:


          Purchaser      1996      1995      1994
          ---------      ----      ----      ----

          El Paso        89.7%     87.9%     92.2%

     In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.  CONTINGENCY

     On December 27, 1996 the operator of certain wells in which the Program owns an interest filed a lawsuit against Dyco in which the plaintiff is seeking the collection of outstanding joint interest billings plus interest, costs, and fees. Dyco has filed an answer in the matter whereby it has denied all of the plaintiff's allegations. Dyco intends to vigorously defend the lawsuit. As of the date of these financial statements, management cannot determine the amount of any alleged damages which would be allocable to the Program from this lawsuit; however, it is reasonably possible that events could change in the future resulting in a material liability to the Program.


5.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Program is presented pursuant to the disclosure requirements promulgated by the SEC.

     Capitalized Costs

     The Program's capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance were as follows:

                                            December 31,
                                   ------------------------------
                                       1996             1995
                                   -------------    -------------

     Proved properties              $35,415,355      $35,425,987

     Unproved properties, not
       subject to depreciation,
       depletion, and amortization         -                -
                                     ----------       ----------
                                    $35,415,355      $35,425,987

     Less accumulated depreciation,
       depletion, amortization,
       and valuation allowance     ( 35,025,492)    ( 34,937,061)
                                     ----------       ----------

     Net oil and gas properties     $   389,863      $   488,926
                                     ==========       ==========

     Costs Incurred

     Costs incurred by the Program in connection with its oil and gas property acquisition, exploration, and development activities were as follows:

                                              December 31,
                                        -------------------------
                                         1996     1995     1994
                                        -------  -------  -------

     Acquisition of properties          $  -     $  -     $  -
     Exploration costs                     -        -        -
     Development costs                   14,728   51,525   87,990
                                         ------   ------   ------

     Total costs incurred               $14,728  $51,525  $87,990
                                         ======   ======   ======

     Quantities of Proved Oil and Gas Reserves - Unaudited

     Set forth below is a summary of the changes in the net quantities of the Program's  proved crude oil and gas reserves for the years  ended December 31, 1996, 1995, and 1994.  Proved reserves were estimated by petroleum engineers employed by affiliates of the Program.  All of the Program's reserves are located in the United States.

                                 1996                     1995                    1994
                         ---------------------    ---------------------   ---------------------
                            Oil        Gas           Oil        Gas          Oil        Gas
                          (Bbls)      (Mcf)        (Bbls)      (Mcf)       (Bbls)      (Mcf)
                         --------  -----------    --------  -----------   --------  -----------
Proved reserves,
  beginning of year        8,641    1,664,201      10,013    1,553,093     11,287    1,757,288

Revisions of previous
  estimates                1,870      265,576         692      672,000        947      241,131

Sales of reserves         (   26)  (    5,284)       -            -          -      (      141)

Production                (1,786)  (  468,214)    ( 2,064)  (  560,892)   ( 2,221)  (  445,185)
                           -----    ---------      ------    ---------     ------    ---------

Proved reserves,
  end of year              8,699    1,456,279       8,641    1,664,201     10,013    1,553,093
                           =====    =========      ======    =========     ======    =========

Proved developed
reserves:
  Beginning of year        8,641    1,664,201      10,013    1,553,093     11,287    1,757,288
                           -----    ---------      ------    ---------     ------    ---------

  End of year              8,699    1,456,279       8,641    1,664,201     10,013    1,553,093
                           =====    =========      ======    =========     ======    =========

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

           NAME        AGE         POSITION WITH DYCO
     ----------------  ---  --------------------------------
     Dennis R. Neill    44  President and Director

     Patrick M. Hall    38  Chief Financial Officer

     Judy K. Fox        45  Secretary

     The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company; President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Geodyne Resources, Inc. and its subsidiaries, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.; and President and Chairman of the Board of Directors of Samson Securities Company.

     Patrick M. Hall joined the Samson Companies in 1983, was named a Vice President of Dyco on June 18, 1991, and was named Chief Financial Officer of Dyco on June 30, 1996. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall also serves as Senior Vice President - Controller of Samson Investment Company.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Geodyne Resources, Inc. and its subsidiaries, Samson Hydrocarbons Company, and Samson Properties Incorporated.


ITEM 11.  EXECUTIVE COMPENSATION

     The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1996:

         Compensation/Reimbursement to Dyco and its Affiliates
                  Three Years Ended December 31, 1996

  Type of Compensation/
    Reimbursement(1)                       Expense
  ----------------------              --------------------------
                                      1996      1995      1994
                                      ----      ----      ----

1980-1 Program
--------------

  Compensation:
    Operations                      $   (2)   $   (2)    $   (2)
    Gas Marketing                   $   (3)   $   (3)    $   (3)

  Reimbursements:
    General and Adminis-
      trative, Geological,
      and Engineering
      Expenses and Direct
      Expenses(4)                   $56,088   $56,088    $56,088

1980-2 Program
--------------

  Compensation:
    Operations                      $   (2)   $   (2)    $   (2)
    Gas Marketing                   $   (3)   $   (3)    $   (3)

  Reimbursements:
    General and Adminis-
    trative, Geological,
    and Engineering
    Expenses and Direct
    Expenses(4)                     $85,620   $85,620    $85,620

----------

(1) The authority for all of such compensation and reimbursement is the Program Agreements. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.

(2) Affiliates of the Programs serve as operator of some of the Programs' wells. Dyco, as General Partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the Programs to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) During 1994 and 1995 El Paso, an affiliate of the Programs until December 6, 1995, purchased a portion of the Programs' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. For the years ended December 31, 1995 and 1994, the 1980-1 Program sold $524,274 and $576,825, respectively, of gas to El Paso. For the years ended December 31, 1995 and 1994, the 1980-2 Program sold $720,777 and $683,848, respectively, of gas to El Paso. After December 6, 1995 the Programs' gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.
(4) The Programs reimburse Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Programs. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Programs for their services to the Programs. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Programs' business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Programs of these costs is made by Dyco as General Partner.

     As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing and other functions directly attributable to the Programs' operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1996:

                                         1980-1 Program
                                         --------------
                                      Salary Reimbursement
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $30,568     -       -         -            -          -         -
                  1995   $30,624     -       -         -            -          -         -
                  1996   $32,811     -       -         -            -          -         -
---------------
(1)  Mr. Tholen served as President and Chief Executive Officer of Dyco until June 30, 1996.
(2)  The general and  administrative expenses paid  by the Program  and attributable to  salary reimbursements do not include any salary  or other compensation attributable to Mr. Tholen or Mr. Neill.
(3)  Mr. Neill became President of Dyco on June 30, 1996.
(4)  No  officer or  director of  Dyco or  its affiliates  provides full-time  services  to the
     Program and no individual's  salary or other compensation  reimbursement from the  Program equals or exceeds $100,000 per annum.


                                        1980-2 Program
                                         --------------
                                      Salary Reimbursement
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $46,663     -       -         -            -          -         -
                  1995   $46,749     -       -         -            -          -         -
                  1996   $50,088     -       -         -            -          -         -
---------------
(1)  Mr. Tholen served as President and Chief Executive Officer of Dyco until June 30, 1996.
(2)  The general and  administrative expenses paid  by the Program  and attributable to  salary reimbursements do not include any salary  or other compensation attributable to Mr. Tholen or Mr. Neill.
(3)  Mr. Neill became President of Dyco on June 30, 1996.
(4)  No  officer or  director of  Dyco or  its affiliates  provides full-time  services  to the
     Program and no individual's  salary or other compensation  reimbursement from the  Program equals or exceeds $100,000 per annum.

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1996 the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Programs have an interest. Such equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Programs for a portion of such costs based upon the Programs' interest in the well.

ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Programs' Units as of January 31, 1997 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                  Number of Units
                                                   Beneficially
                                                  Owned (Percent
             Beneficial Owner                     of Outstanding)
-------------------------------------------       ---------------

1980-1 Program:
--------------

  Samson Resources Company                        1,674.86 (41.5%)

  All directors, officers, and affiliates
    of Dyco as a group and Dyco (5 persons)       1,674.86 (41.5%)


1980-2 Program:
--------------

  Samson Resources Company                        1,994.34 (39.4%)

  All directors, officers, and affiliates
    of Dyco as a group and Dyco (5 persons)       1,994.34 (39.4%)


     To the best knowledge of the Programs and Dyco, there were no officers, directors, or 5% owners who were delinquent filers of reports required under section 16 of the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain affiliates of Dyco engage in oil and gas activities independently of the Programs which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Programs and such affiliates also create potential conflicts of interest. An affiliate of the Programs owns a significant amount of the Programs' Units and therefore has an identity of interest with other limited partners with respect to the operations of the Programs.

     In order to attempt to assure limited liability for limited partners as well as an orderly conduct of business, management of the Programs is exercised solely by Dyco. The Program Agreements grant Dyco broad discretionary authority with respect to the Programs' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Programs involves circumstances where Dyco has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Programs and other competing interests.

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

     Affiliates of the Programs are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Programs' leasehold interests. Because affiliates of the Programs who provided services to the Programs have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily repre-sent the positions that a Program would take if it were to administer its own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Programs' negotiating strength and contractual positions have been enhanced by virtue of its affiliation with the Samson Companies.

     For a description of certain other relationships and related transactions see "Item 11. Executive Compensation".

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

     (a)  Financial  Statements,  Financial  Statement Schedules,  and
          Exhibits.

          (1) Financial Statements: The following financial statements for the Programs as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995, and 1994 are filed as part of this report:

                    Reports of Independent Accountants
                    Balance Sheets
                    Statements of Operations
                    Statements of Partners' Capital
                    Statements of Cash Flows
                    Notes to Financial Statements

          (2)  Financial Statement Schedules:

                    None.

          (3)  Exhibits:

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

             *27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partner-ship's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

             *27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partner-ship's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

               All other Exhibits are omitted as inapplicable.

               ------------------
               *  Filed herewith.


     (b)  Reports on Form 8-K for the fourth quarter of 1996.

               None.

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

                              DYCO OIL AND GAS PROGRAM 1980-1
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner

                                   February 20, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                   Dennis R. Neill
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          Feb. 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     Chief Financial        Feb. 20, 1997
     -------------------    Officer (Principal
        Patrick M. Hall     Financial and
                            Accounting Officer)

     /s/Judy K. Fox         Secretary              Feb. 20, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              DYCO OIL AND GAS PROGRAM 1980-2
                              LIMITED PARTNERSHIP

                              By:  DYCO PETROLEUM CORPORATION
                                   General Partner
                                   February 20, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                   Dennis R. Neill
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          Feb. 20, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     Chief Financial        Feb. 20, 1997
     -------------------    Officer (Principal
        Patrick M. Hall     Financial and
                            Accounting Officer)

     /s/Judy K. Fox         Secretary              Feb. 20, 1997
     -------------------
        Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.


*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.



------------------
*  Filed herewith.