Form 10-Q
period 1997-03-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1997-05-06
CIK 806576, 806577

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
        March 31, 1997                    33-10346-09 (1980-1)
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
                              (Unaudited)

                                ASSETS
                                        March 31,   December 31,
                                          1997          1996
                                       ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents              $167,123     $  227,376
  Accrued oil and gas sales                79,126        156,135
                                         --------     ----------
     Total current assets                $246,249     $  383,511

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    525,714        578,468

DEFERRED CHARGE                           100,640        100,640
                                         --------     ----------
                                         $872,603     $1,062,619
                                         ========     ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  6,805     $    7,876
  Gas imbalance payable                     1,034          1,034
                                         --------     ----------
     Total current liabilities           $  7,839     $    8,910

ACCRUED LIABILITY                          35,428         35,428

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 40 units                    8,294         10,183
  Limited Partners, issued and
   outstanding, 4,000 units               821,042      1,008,098
                                         --------     ----------
     Total Partners' capital             $829,336     $1,018,281
                                         --------     ----------
                                         $872,603     $1,062,619
                                         ========     ==========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $225,567     $183,176
  Interest                                  2,488        1,250
                                         --------     --------
                                         $228,055     $184,426

COST AND EXPENSES:
  Oil and gas production                 $ 37,447     $ 63,694
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              53,692       37,505
  General and administrative (Note 2)      22,861       20,033
                                         --------     --------
                                         $114,000     $121,232
                                         --------     --------

NET INCOME                               $114,055     $ 63,194
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,141     $    632
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $112,914     $ 62,562
                                         ========     ========
NET INCOME PER UNIT                      $  28.23     $  15.64
                                         ========     ========
UNITS OUTSTANDING                           4,040        4,040
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $114,055     $ 63,194
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            53,692       37,505
   (Increase) decrease in accrued oil
     and gas sales                         77,009    (  14,371)
   Increase (decrease) in accounts
     payable                            (   1,071)       3,862
                                         --------     --------
   Net cash provided by operating
     activities                          $243,685     $ 90,190
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $     13     $  1,549
  Additions to oil and gas properties   (     951)   (   2,452)
                                         --------     --------
   Net cash used by investing
     activities                         ($    938)   ($    903)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($303,000)    $    -
                                         --------     --------
   Net cash used by financing
     activities                         ($303,000)    $    -
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($ 60,253)    $ 89,287

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     227,376      106,038
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $167,123     $195,325
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                        March 31,    December 31,
                                          1997          1996
                                       ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents              $293,970     $  369,731
  Accounts Receivable - General
   Partner (Note 2)                        11,551            -
  Accrued oil and gas sales                91,009        177,467
                                         --------     ----------
     Total current assets                $396,530     $  547,198

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    331,794        389,863

DEFERRED CHARGE                            72,884         72,884
                                         --------     ----------
                                         $801,208     $1,009,945
                                         ========     ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  9,129     $   11,033
  Gas imbalance payable                    64,761         64,761
                                         --------     ----------
     Total current liabilities           $ 73,890     $   75,794

ACCRUED LIABILITY                          97,574         97,574

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 59 units                    6,298          8,366
  Limited Partners, issued and
   outstanding, 5,000 units               623,446        828,211
                                         --------     ----------
     Total Partners' capital             $629,744     $  836,577
                                         --------     ----------
                                         $801,208     $1,009,945
                                         ========     ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------     ---------

REVENUES:
  Oil and gas sales                     $266,167      $191,669
  Interest                                 3,858         2,899
                                        --------      --------
                                        $270,025      $194,568

COST AND EXPENSES:
  Oil and gas production                $ 42,759      $ 63,019
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             47,495        30,658
  General and administrative (Note 2)     32,474        28,673
                                        --------      --------
                                        $122,728      $122,350
                                        --------      --------

NET INCOME                              $147,297      $ 72,218
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,473      $    722
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $145,824      $ 71,496
                                        ========      ========
NET INCOME PER UNIT                     $  29.12      $  14.28
                                        ========      ========
UNITS OUTSTANDING                          5,059         5,059
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $147,297     $ 72,218
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            47,495       30,658
   Increase in accounts receivable -
     General Partner                    (  11,551)         -
   (Increase) decrease in accrued oil
     and gas sales                         86,458    (  16,775)
   Increase (decrease) in accounts
     payable                            (   1,904)       2,370
                                         --------     --------
   Net cash provided by operating
     activities                          $267,795     $ 88,471
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $ 11,565     $  2,014
  Additions to oil and gas properties   (     991)   (   2,553)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $ 10,574    ($    539)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($354,130)   ($101,180)
                                         --------     --------
   Net cash used by financing
     activities                         ($354,130)   ($101,180)
                                         --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                           ($ 75,761)   ($ 13,248)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     369,731      273,193
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $293,970     $259,945
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)
1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of March 31, 1997, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996, and changes in cash flows for the three months ended March 31, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the period by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1997 and 1996 the 1980-1 Program incurred such expenses totaling $22,861 and $20,033, respectively, of which $14,022 was paid each quarter to Dyco and each affiliates. During the three months ended March 31, 1997 and 1996 the 1980-2 Program incurred such expenses totaling $32,474 and $28,673, respectively, of which $21,405 was paid each quarter to Dyco and its affiliates.

     Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

     The receivable from the General Partner at March 31, 1997 represents proceeds due to the 1980-2 Program for the sale of oil and gas properties. Subsequent to March 31, 1997 such receivable was collected by the Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Programs.

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


RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     1980-1 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                       Three months ended March 31,
                                       ----------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $225,567        $183,176
      Oil and gas production expenses   $ 37,447        $ 63,694
      Barrels produced                       487             538
      Mcf produced                        94,984          89,858
      Average price/Bbl                 $  22.31        $  18.48
      Average price/Mcf                 $   2.26        $   1.93

     As shown in the table above, total oil and gas sales increased $42,391 (23.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $31,000 and $10,000, respectively, were related to the increases in the average price and volumes of gas sold. Volumes of oil sold decreased 51 barrels, while volumes of gas sold increased 5,126 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Average oil and gas prices increased to $22.31 per barrel and $2.26 per Mcf, respectively, for the three months ended March 31, 1997 from $18.48 per barrel and $1.93 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $26,247 (41.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) a decrease in environmental charges incurred on one well during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, (ii) the sale of one well during 1996, and (iii) workover expenses incurred on two wells during the three months ended March 31, 1996 in order to improve the recovery of reserves, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 16.6% for the three months ended March 31, 1997 from 34.8% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March

     31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $16,187 (43.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from a decrease in the gas price used in the valuation of reserves at March 31, 1997. As a percentage of oil and gas sales, this expense increased to 23.8% for the three months ended March 31, 1997 from 20.5% for the three months ended March 31, 1996. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above, partially offset by the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     General and administrative expenses increased $2,828 (14.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.1% for the three months ended March 31, 1997 as compared to 10.9% for the three months ended March 31, 1996.

     1980-2 PROGRAM

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                       Three months ended March 31,
                                       ----------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $266,167        $191,669
      Oil and gas production expenses   $ 42,759        $ 63,019
      Barrels produced                       387             515
      Mcf produced                       110,339          95,695
      Average price/Bbl                 $  22.11        $  18.42
      Average price/Mcf                 $   2.33        $   1.90

     As shown in the table above, total oil and gas sales increased $74,498 (38.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $47,000 and $28,000, respectively, were related to the increases in the average price and volumes of gas sold. Volumes of oil sold decreased 128 barrels, while volumes of gas sold increased 14,644 Mcf for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished oil reserves on three wells. The increase in volumes of gas sold resulted primarily from a positive prior period gas balancing adjustment made by the operator on one well during the three months ended March 31, 1997. Average oil and gas prices increased to $22.11 per barrel and $2.33 per Mcf, respectively, for the three months ended March 31, 1997 from $18.42 per barrel and $1.90 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,260 (32.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) a decrease in environmental charges incurred on one well during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, (ii) the sale of one well during 1996, (iii) workover expenses incurred on one well during the three months ended March 31, 1996 in order to improve the recovery of reserves, and (iv) a decrease in compression expenses incurred on one well during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 16.1% for the three months ended March 31, 1997 from 32.9% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $16,837 (54.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from a decrease in the gas price used in the valuation of reserves at March 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 17.8% for the three months ended March 31, 1997 as compared to 16.0% for the three months ended March 31, 1996.

     General and administrative expenses increased $3,801 (13.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 12.2% for the three months ended March 31, 1997 from 15.0% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the 1980-1 Program's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1980-2 Program's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K for the first quarter of 1997.

          Date of event:                January 24, 1997
          Date filed with SEC:          January 24, 1997
          Item Included:
               Item 5 - Other Events

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


                         DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  May 6, 1997           By:        /s/Dennis R. Neill
                                 ------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  May 6, 1997           By:        /s/Patrick M. Hall
                                 ------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

All other exhibits are omitted as inapplicable.