Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1997-08-06
CIK 806576, 806577

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
        June 30, 1997                     33-10346-09 (1980-1)
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
                              (Unaudited)

                                ASSETS
                                         June 30,   December 31,
                                           1997         1996
                                        ---------   ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 80,240     $  227,376
  Accrued oil and gas sales                93,657        156,135
                                         --------     ----------
     Total current assets                $173,897     $  383,511

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    506,940        578,468

DEFERRED CHARGE                           100,640        100,640
                                         --------     ----------
                                         $781,477     $1,062,619
                                         ========     ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  6,965     $    7,876
  Gas imbalance payable                     1,034          1,034
                                         --------     ----------
     Total current liabilities           $  7,999     $    8,910

ACCRUED LIABILITY                          35,428         35,428

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 40 units                    7,381         10,183
  Limited Partners, issued and
   outstanding, 4,000 units               730,669      1,008,098
                                         --------     ----------
     Total Partners' capital             $738,050     $1,018,281
                                         --------     ----------
                                         $781,477     $1,062,619
                                         ========     ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $149,689     $207,141
  Interest                                  2,001        2,403
                                         --------     --------
                                         $151,690     $209,544

COST AND EXPENSES:
  Oil and gas production                 $ 27,346     $ 35,628
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              17,552       43,710
  General and administrative (Note 2)      16,278       17,487
                                         --------     --------
                                         $ 61,176     $ 96,825
                                         --------     --------

NET INCOME                               $ 90,514     $112,719
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    905     $  1,127
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 89,609     $111,592
                                         ========     ========
NET INCOME PER UNIT                      $  22.40     $  27.90
                                         ========     ========
UNITS OUTSTANDING                           4,040        4,040
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $375,256     $390,317
  Interest                                  4,489        3,653
                                         --------     --------
                                         $379,745     $393,970

COST AND EXPENSES:
  Oil and gas production                 $ 64,793     $ 99,322
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              71,244       81,215
  General and administrative (Note 2)      39,139       37,520
                                         --------     --------
                                         $175,176     $218,057
                                         --------     --------

NET INCOME                               $204,569     $175,913
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  2,046     $  1,759
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $202,523     $174,154
                                         ========     ========
NET INCOME PER UNIT                      $  50.64     $  43.54
                                         ========     ========
UNITS OUTSTANDING                           4,040        4,040
                                         ========     ========


                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $204,569     $175,913
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            71,244       81,215
   (Increase) decrease in accrued oil
     and gas sales                         62,478    (   7,526)
   Increase (decrease) in accounts
     payable                            (     911)      44,902
                                         --------     --------
   Net cash provided by operating
     activities                          $337,380     $294,504
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $  1,256     $  6,342
  Additions to oil and gas properties   (     972)   (  10,748)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $    284    ($  4,406)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($484,800)   ($101,000)
                                         --------     --------
   Net cash used by financing
     activities                         ($484,800)   ($101,000)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($147,136)    $189,098

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     227,376      106,038
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 80,240     $295,136
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                        June 30,     December 31,
                                          1997          1996
                                       ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents              $209,008     $  369,731
  Accrued oil and gas sales               123,984        177,467
                                         --------     ----------
     Total current assets                $332,992     $  547,198

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    309,413        389,863

DEFERRED CHARGE                            72,884         72,884
                                         --------     ----------
                                         $715,289     $1,009,945
                                         ========     ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  8,521     $   11,033
  Gas imbalance payable                    64,761         64,761
                                         --------     ----------
     Total current liabilities           $ 73,282     $   75,794

ACCRUED LIABILITY                          97,574         97,574

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 59 units                    5,444          8,366
  Limited Partners, issued and
   outstanding, 5,000 units               538,989        828,211
                                         --------     ----------
     Total Partners' capital             $544,433     $  836,577
                                         --------     ----------
                                         $715,289     $1,009,945
                                         ========     ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------     ---------

REVENUES:
  Oil and gas sales                     $227,229      $437,007
  Interest                                 3,621         3,201
                                        --------      --------
                                        $230,850      $440,208

COST AND EXPENSES:
  Oil and gas production                $ 41,963      $ 54,617
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             22,344        71,812
  General and administrative (Note 2)     24,199        25,760
                                        --------      --------
                                        $ 88,506      $152,189
                                        --------      --------

NET INCOME                              $142,344      $288,019
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  1,423      $  2,880
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $140,921      $285,139
                                        ========      ========
NET INCOME PER UNIT                     $  28.14      $  56.93
                                        ========      ========
UNITS OUTSTANDING                          5,059         5,059
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------     ---------

REVENUES:
  Oil and gas sales                     $493,396      $628,676
  Interest                                 7,479         6,100
                                        --------      --------
                                        $500,875      $634,776

COST AND EXPENSES:
  Oil and gas production                $ 84,722      $117,636
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             69,839       102,470
  General and administrative (Note 2)     56,673        54,433
                                        --------      --------
                                        $211,234      $274,539
                                        --------      --------

NET INCOME                              $289,641      $360,237
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  2,896      $  3,602
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $286,745      $356,635
                                        ========      ========
NET INCOME PER UNIT                     $  57.25      $  71.21
                                        ========      ========
UNITS OUTSTANDING                          5,059         5,059
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $289,641     $360,237
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            69,839      102,470
   (Increase) decrease in accrued oil
     and gas sales                         53,483    (   7,173)
   Increase (decrease) in accounts
     payable                            (   2,512)      44,627
                                         --------     --------
   Net cash provided by operating
     activities                          $410,451     $500,161
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $ 11,623     $  9,309
  Additions to oil and gas properties   (   1,012)   (  11,196)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $ 10,611    ($  1,887)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($581,785)   ($278,245)
                                         --------     --------
   Net cash used by financing
     activities                         ($581,785)   ($278,245)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($160,723)    $220,029

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     369,731      273,193
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $209,008     $493,222
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)
1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996, and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 the 1980-1 Program incurred such expenses totaling $16,278 and $17,487, respectively, of which $14,022 was paid quarterly to Dyco and each affiliates. During the six months ended June 30, 1997 and 1996 the 1980-1 Program incurred such expenses totaling $39,139 and $37,520, respectively, of which $28,044 was paid each period to Dyco and each affiliates. During the three months ended June 30, 1997 and 1996 the 1980-2 Program incurred such expenses totaling $24,199 and $25,760, respectively, of which $21,405 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 the 1980-2 Program incurred such expenses totaling $56,673 and $54,433, respectively, of which $42,810 was paid each period to Dyco and its affiliates.

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

     1980-1 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                       Three months ended June 30,
                                       ---------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $149,689        $207,141
      Oil and gas production expenses   $ 27,346        $ 35,628
      Barrels produced                       470             511
      Mcf produced                        57,368         105,948
      Average price/Bbl                 $  20.66        $  18.55
      Average price/Mcf                 $   2.44        $   1.87

     As shown in the table above, total oil and gas sales decreased $57,452 (27.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $91,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $33,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 41 barrels and 48,580 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from positive gas balancing adjustments made by the operator on two wells during the three months ended June 30, 1996. Average oil and gas prices increased to $20.66 per barrel and $2.44 per Mcf, respectively, for the three months ended June 30, 1997 from $18.55 per barrel and $1.87 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,282 (23.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 18.3% for the three months ended

     June 30, 1997 and 17.2% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $26,158 (59.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and
     (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 11.7% for the three months ended June 30, 1997 from 21.1% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $1,209 (6.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 10.9% for the three months ended June 30, 1997 from 8.4% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.
                                        Six months ended June 30,
                                        -------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $375,256        $390,317
      Oil and gas production expenses   $ 64,793        $ 99,322
      Barrels produced                       957           1,049
      Mcf produced                       152,352         195,806
      Average price/Bbl                 $  21.50        $  18.51
      Average price/Mcf                 $   2.33        $   1.89

     As shown in the table above, total oil and gas sales decreased $15,061 (3.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $2,000 and $82,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $3,000 and $67,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 92 barrels and 43,454 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on two wells and (ii) a positive gas balancing adjustment made by the operator on one well during the six months ended June 30, 1996. Average oil and gas prices increased to $21.50 per barrel and $2.33 per Mcf, respectively, for the six months ended June 30, 1997 from $18.51 per barrel and $1.89 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $34,529 (34.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, (ii) workover expenses incurred on one well during the six months ended June 30, 1996 in order to improve the recovery of reserves, (iii) the sale of another well during the third quarter of 1996, and (iv) the shutting-in of one well during the six months ended June 30, 1997 due to mechanical difficulties. As a percentage of oil and gas sales, these expenses decreased to 17.3% for the six months ended June 30, 1997 from 25.4% for the six months ended June 30, 1996. This percentage decrease was primarily due to increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $9,971 (12.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 19.0% as compared to 20.8% for the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.4% for the six months ended June 30, 1997 as compared to 9.6% for the six months ended June 30, 1996.

     1980-2 PROGRAM

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                       Three months ended June 30,
                                       ---------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $227,229        $437,007
      Oil and gas production expenses   $ 41,963        $ 54,617
      Barrels produced                       341             382
      Mcf produced                       110,765         245,349
      Average price/Bbl                 $  21.02        $  17.88
      Average price/Mcf                 $   1.99        $   1.75

     As shown in the table above, total oil and gas sales decreased $209,778 (48.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $236,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $27,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 41 barrels and 134,584 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from positive gas balancing adjustments made by the operator on two wells during the three months ended June 30, 1996. Average oil and gas prices increased to $21.02 per barrel and $1.99 per Mcf, respectively, for the three months ended June 30, 1997 from $17.88 per barrel and $1.75 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,654 (23.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, partially offset by an increase in lease operating expenses due to workover expenses incurred on one well during the three months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 18.5% for the three months ended June 30, 1997 from 12.5% for the three months ended June 30, 1996. This percentage increase was primarily due to the increase in workover expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $49,468 (68.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and
     (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 9.8% for the three months ended June 30, 1997 from 16.4% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $1,561 (6.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 10.6% for the three months ended June 30, 1997 from 5.9% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                        Six months ended June 30,
                                        -------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $493,396        $628,676
      Oil and gas production expenses   $ 84,722        $117,636
      Barrels produced                       728             897
      Mcf produced                       221,104         341,044
      Average price/Bbl                 $  21.60        $  18.19
      Average price/Mcf                 $   2.16        $   1.80

     As shown in the table above, total oil and gas sales decreased $135,280 (21.5%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $216,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $80,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 169 barrels and 119,940 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from a positive gas balancing adjustment made by the operator on one well during the six months ended June 30, 1996. Average oil and gas prices increased to $21.60 per barrel and $2.16 per Mcf, respectively, for the six months ended June 30, 1997 from $18.19 per barrel and $1.80 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,914 (28.0%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 17.2% for the six months ended June 30, 1997 and 18.7% for the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $32,631 (31.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 14.2% for the six months ended June 30, 1997 from 16.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 11.5% for the six months ended

     June 30, 1997 from 8.7% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the 1980-1 Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1980-2 Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

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


                         DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 6, 1997        By:        /s/Dennis R. Neill
                                 ------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 6, 1997        By:        /s/Patrick M. Hall
                                 ------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.