Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1997-11-03
CIK 806576, 806577

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
      September 30, 1997                  33-10346-09 (1980-1)
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
                              (Unaudited)

                                ASSETS
                                     September 30,  December 31,
                                         1997           1996
                                     -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 93,086     $  227,376
  Accrued oil and gas sales                95,189        156,135
                                         --------     ----------
     Total current assets                $188,275     $  383,511

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    487,148        578,468

DEFERRED CHARGE                           100,640        100,640
                                         --------     ----------
                                         $776,063     $1,062,619
                                         ========     ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  8,048     $    7,876
  Gas imbalance payable                     1,034          1,034
                                         --------     ----------
     Total current liabilities           $  9,082     $    8,910

ACCRUED LIABILITY                          35,428         35,428

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 40 units                    7,316         10,183
  Limited Partners, issued and
   outstanding, 4,000 units               724,237      1,008,098
                                         --------     ----------
     Total Partners' capital             $731,553     $1,018,281
                                         --------     ----------
                                         $776,063     $1,062,619
                                         ========     ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $150,705     $181,262
  Interest                                  1,312        3,436
                                         --------     --------
                                         $152,017     $184,698

COST AND EXPENSES:
  Oil and gas production                 $ 42,212     $ 16,283
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              19,345       37,903
  General and administrative (Note 2)      16,157       15,270
                                         --------     --------
                                         $ 77,714     $ 69,456
                                         --------     --------

NET INCOME                               $ 74,303     $115,242
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    743     $  1,152
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 73,560     $114,090
                                         ========     ========
NET INCOME PER UNIT                      $  18.39     $  28.53
                                         ========     ========
UNITS OUTSTANDING                           4,040        4,040
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $525,961     $571,579
  Interest                                  5,801        7,089
                                         --------     --------
                                         $531,762     $578,668

COST AND EXPENSES:
  Oil and gas production                 $107,005     $115,605
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              90,589      119,118
  General and administrative (Note 2)      55,296       52,790
                                         --------     --------
                                         $252,890     $287,513
                                         --------     --------

NET INCOME                               $278,872     $291,155
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  2,789     $  2,912
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $276,083     $288,243
                                         ========     ========
NET INCOME PER UNIT                      $  69.03     $  72.07
                                         ========     ========
UNITS OUTSTANDING                           4,040        4,040
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $278,872     $291,155
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            90,589      119,118
   Decrease in accrued oil and gas
     sales                                 60,946        5,472
   Increase in accounts payable               172       22,459
                                         --------     --------
   Net cash provided by operating
     activities                          $430,579     $438,204
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $  3,050     $ 10,804
  Additions to oil and gas properties   (   2,319)   (  16,526)
                                         --------     --------
   Net cash provided (used) by
     investing activities                $    731    ($  5,722)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($565,600)   ($282,800)
                                         --------     --------
   Net cash used by financing
     activities                         ($565,600)   ($282,800)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($134,290)    $149,682

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     227,376      106,038
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 93,086     $255,720
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1997          1996
                                      ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $287,367     $  369,731
  Accrued oil and gas sales               111,318        177,467
                                         --------     ----------
     Total current assets                $398,685     $  547,198

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    299,101        389,863

DEFERRED CHARGE                            72,884         72,884
                                         --------     ----------
                                         $770,670     $1,009,945
                                         ========     ==========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  8,128     $   11,033
  Gas imbalance payable                    64,761         64,761
                                         --------     ----------
     Total current liabilities           $ 72,889     $   75,794

ACCRUED LIABILITY                          97,574         97,574

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 59 units                    6,002          8,366
  Limited Partners, issued and
   outstanding, 5,000 units               594,205        828,211
                                         --------     ----------
     Total Partners' capital             $600,207     $  836,577
                                         --------     ----------
                                         $770,670     $1,009,945
                                         ========     ==========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------     ---------

REVENUES:
  Oil and gas sales                     $119,563      $225,719
  Interest                                 3,063         5,557
                                        --------      --------
                                        $122,626      $231,276

COST AND EXPENSES:
  Oil and gas production                $ 33,644      $ 23,554
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              9,131        34,077
  General and administrative (Note 2)     24,077        23,366
                                        --------      --------
                                        $ 66,852      $ 80,997
                                        --------      --------

NET INCOME                              $ 55,774      $150,279
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    558      $  1,503
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 55,216      $148,776
                                        ========      ========
NET INCOME PER UNIT                     $  11.02      $  29.71
                                        ========      ========
UNITS OUTSTANDING                          5,059         5,059
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------     ---------

REVENUES:
  Oil and gas sales                     $612,959      $854,395
  Interest                                10,542        11,657
                                        --------      --------
                                        $623,501      $866,052

COST AND EXPENSES:
  Oil and gas production                $118,366      $141,190
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             78,970       136,547
  General and administrative (Note 2)     80,750        77,799
                                        --------      --------
                                        $278,086      $355,536
                                        --------      --------

NET INCOME                              $345,415      $510,516
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $  3,454      $  5,105
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $341,961      $505,411
                                        ========      ========
NET INCOME PER UNIT                     $  68.28      $ 100.91
                                        ========      ========
UNITS OUTSTANDING                          5,059         5,059
                                        ========      ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $345,415     $510,516
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            78,970      136,547
   (Increase) decrease in accrued oil
     and gas sales                         66,149    (   8,070)
   Increase (decrease) in accounts
     payable                            (   2,905)      22,403
                                         --------     --------
   Net cash provided by operating
     activities                          $487,629     $661,396
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $ 14,207     $ 21,812
  Additions to oil and gas properties   (   2,415)   (  17,215)
                                         --------     --------
   Net cash provided by investing
   activities                            $ 11,792     $  4,597
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($581,785)   ($657,670)
                                         --------     --------
   Net cash used by financing
     activities                         ($581,785)   ($657,670)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($ 82,364)    $  8,323

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     369,731      273,193
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $287,367     $281,516
                                         ========     ========

                The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)
1.   ACCOUNTING POLICIES
     -------------------

     The balance sheets as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996, and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 the 1980-1 Program incurred such expenses totaling $16,156 and $15,270, respectively, of which $14,022 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 the 1980-1 Program incurred such expenses totaling $55,296 and $52,790, respectively, of which $42,066 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1997 and 1996 the 1980-2 Program incurred such expenses totaling $24,078 and $23,366, respectively, of which $21,405 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 the 1980-2 Program incurred such expenses totaling $80,750 and $77,799, respectively, of which $64,215 was paid each period to Dyco and its affiliates.

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

     1980-1 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.
                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $150,705        $181,262
      Oil and gas production expenses   $ 42,212        $ 16,283
      Barrels produced                       289             602
      Mcf produced                        66,111          75,826
      Average price/Bbl                 $  17.85        $  22.03
      Average price/Mcf                 $   2.20        $   2.22

     As shown in the table above, total oil and gas sales decreased $30,557 (16.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $7,000 and $22,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 313 barrels and 9,715 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment made by the operator on one well for the three months ended September 30, 1996 and (ii) a negative prior period volume adjustment made by the operator on another well for the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on one well. Average oil and gas prices decreased to $17.85 per barrel and $2.20 per Mcf, respectively, for the three months ended September 30, 1997 from $22.03 per barrel and $2.22 per Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $25,929 (159.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from (i) site restoration expenses incurred on two wells during the three months ended September 30, 1997 and (ii) the reversal of a $20,000 accrual during the three months ended September 30, 1996 due to the conclusion of a certain legal contingency. As a percentage of oil and gas sales, these expenses increased to 28.0% for the three months ended September 30, 1997 from 9.0% for the three months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $18,558 (49.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 12.8% for the three months ended September 30, 1997 from 20.9% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $887 (5.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from an increase in computer consulting fees during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 10.7% for the three months ended September 30, 1997 from 8.4% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $525,961        $571,579
      Oil and gas production expenses   $107,005        $115,605
      Barrels produced                     1,246           1,651
      Mcf produced                       218,463         271,632
      Average price/Bbl                 $  20.65        $  19.79
      Average price/Mcf                 $   2.29        $   1.98

     As shown in the table above, total oil and gas sales decreased $45,618 (8.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $8,000 and $105,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by an increase of approximately $67,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 405 barrels and 53,169 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on two wells and (ii) a positive prior period volume adjustment made by the operator on one well during the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on three wells. Average oil and gas prices increased to $20.65 per barrel and $2.29 per Mcf, respectively, for the nine months ended September 30, 1997 from $19.79 per barrel and $1.98 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,600 (7.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (iii) workover expenses incurred on one well during the nine months ended September 30, 1996 in order to improve the recovery of reserves, and (iv) the sale of a well during the third quarter of 1996, which decrease was partially offset by the reversal of a $20,000 accrual during the nine months ended September 30, 1996 due to the conclusion of a certain legal contingency. As a percentage of oil and gas sales, these expenses remained relatively constant at 20.3% for the nine months ended September 30, 1997 as compared to 20.2% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $28,529 (24.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 17.2% for the nine months ended September 30, 1997 from 20.8% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 10.5% for the nine months ended September 30, 1997 from 9.2% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     1980-2 PROGRAM

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $119,563        $225,719
      Oil and gas production expenses   $ 33,644        $ 23,554
      Barrels produced                       102             509
      Mcf produced                        58,414          95,731
      Average price/Bbl                 $  16.33        $  22.10
      Average price/Mcf                 $   2.02        $   2.24

     As shown in  the table above, total  oil and gas sales  decreased

     $106,156 (47.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $84,000 and $13,000, respectively, were related to decreases in both the volumes and average price of gas sold. Volumes of oil and gas sold decreased 407 barrels and 37,317 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from the normal decline in production due to diminished oil reserves on one well. The decrease in volumes of gas sold resulted primarily from negative prior period volume adjustments made by the purchaser on two wells during the three months ended September 30, 1997. Average oil and gas prices decreased to $16.33 per barrel and $2.02 per Mcf, respectively, for the three months ended September 30, 1997 from $22.10 per barrel and $2.24 per Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,090 (42.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from the reversal of a $20,000 accrual during the three months ended September 30, 1996 due to the conclusion of a certain legal contingency, partially offset by (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended
     September 30, 1996 and (ii) a decrease in production taxes associated with the decreases in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 28.1% for the three months ended September 30, 1997 from 10.4% for the three months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $24,946 (73.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 7.6% for the three months ended September 30, 1997 from 15.1% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 20.1% for the three months ended September 30, 1997 from 10.4% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------

                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $612,959        $854,395
      Oil and gas production expenses   $118,366        $141,190
      Barrels produced                       830           1,406
      Mcf produced                       279,518         436,775
      Average price/Bbl                 $  20.95        $  19.60
      Average price/Mcf                 $   2.13        $   1.89

     As shown in the table above, total oil and gas sales decreased $241,436 (28.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $297,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $67,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 576 barrels and 157,257 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on two wells and (ii) a positive prior period volume adjustment made by the operator on one well during the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the operator on one well during the nine months ended September 30, 1997 and (ii) positive prior period volume adjustments made by the operator of one well during the nine months ended September 30, 1996. Average oil and gas prices increased to $20.95 per barrel and $2.13 per Mcf, respectively, for the nine months ended September 30, 1997 from $19.60 per barrel and $1.89 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,824 (16.2%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, which decrease was partially offset by the reversal of a $20,000 accrual during the nine months ended
     September  30,  1996 due  to the  conclusion  of a  certain legal contingency. As a percentage of oil and gas sales, these expenses increased to 19.3% for the nine months ended September 30, 1997 from 16.5% for the nine months ended September 30, 1996. This percentage increase was primarily due to the reversal of the $20,000 legal accrual discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $57,577 (42.2%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 12.9% for the nine months ended September 30, 1997 from 16.0% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 13.2% for the nine months ended September 30, 1997 from 9.1% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the 1980-1 Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the 1980-2 Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                         PARTNERSHIP
                         DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 3, 1997      By:        /s/Dennis R. Neill
                                 ------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 3, 1997      By:        /s/Patrick M. Hall
                                 ------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.