Form 10-K405
period 1997-12-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1998-03-31
CIK 806576, 806577

FORM 10-K405

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [X]

      The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

      DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                 FORM 10-K405

                        DYCO 1980 OIL AND GAS PROGRAMS
                     (Two Minnesota limited partnerships)


                               TABLE OF CONTENTS

PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................12
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......13
PART II.....................................................................13
      ITEM 5.     MARKET FOR THE REGISTRANT'S  LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................13
      ITEM 6.     SELECTED FINANCIAL DATA...................................15
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................17
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............24
      ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................47
PART III....................................................................47
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........47
      ITEM 11.    EXECUTIVE COMPENSATION....................................48
      ITEM 12.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND
                  MANAGEMENT................................................53
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............54
PART IV.....................................................................55
      ITEM 14.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS
                  ON FORM 8-K...............................................55
      SIGNATURES............................................................58

PART I.

ITEM 1.  BUSINESS.

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

      Dyco currently serves as General Partner of 32 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1997, the Samson Companies owned interests in approximately 13,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1997, the Samson Companies operated approximately 2,500 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and the other Samson Companies. As of March 1, 1998, the Samson Companies employed approximately 820 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item
10. Directors and Executive Officers of the Registrant."

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

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Programs at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations, are complex and affect all who produce, resell, transport, or purchase gas, including the Programs. Although virtually all of the Programs' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Programs' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Programs' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Programs' operations or may affect the Programs' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 88.0% of the 1980-1 Program's oil and gas sales during the year ended December 31, 1997. With respect to the 1980-2 Program, purchases of gas by El Paso accounted for approximately 92.1% of its oil and gas sales during the year ended December 31, 1997. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the middle portion of the 10-year average price range described above.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months, as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as $12.00 per barrel. It is not known whether this trend will continue. Prices for the Programs' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


ITEM 2.  PROPERTIES.

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1997.

                              Well Statistics(1)
                            As of December 31, 1997

                                                1980-1       1980-2
                                                Program      Program
                                                -------      -------
            Gross productive wells(2):
               Oil                                  2            1
               Gas                                 41           48
                                                   --           --
                  Total                            43           49

            Net productive wells(3):
               Oil                                .34          .06
               Gas                               2.30         3.09
                                                 ----         ----
                  Total                          2.64         3.15

-----------------
(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one Gross Well, but 0.15 Net Well.

      Drilling Activities

      The Programs participated in no drilling activities for the year ended December 31, 1997.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                              Net Production Data

                                               Year Ended December 31,
                                       -------------------------------------
                                         1997          1996           1995
                                       --------     ----------      --------

1980-1 Program:
--------------

      Production:
        Oil (Bbls)(1)                     1,801          2,084         2,455
        Gas (Mcf)(2)                    262,111        336,939       410,288

      Oil and gas sales:
        Oil                            $ 36,126     $   42,437      $ 42,662
        Gas                             646,543        728,518       562,964
                                        -------      ---------       -------
          Total                        $682,669     $  770,955      $605,626
                                        =======      =========       =======
      Total direct operating
        Expenses(3)                    $164,857     $  129,291      $193,353
                                        =======      =========       =======

      Direct operating expense
        as a percentage of oil
        and gas sales                     24.1%          16.8%         31.9%

      Average sales price:
        Per barrel of oil                $20.06         $20.36        $17.38
        Per Mcf of gas                     2.47           2.16          1.37

      Direct operating expenses
        per equivalent Mcf of
        gas(4)                           $  .60         $  .37        $  .45

                                              Year Ended December 31,
                                       -------------------------------------
                                         1997          1996           1995
                                       --------     ----------      --------

1980-2 Program:
--------------

      Production:
        Oil (Bbls)(1)                     1,256          1,786         2,064
        Gas (Mcf)(2)                    356,201        468,214       560,892

      Oil and gas sales:
        Oil                            $ 25,629     $   35,465      $ 36,469
        Gas                             804,952        986,922       783,949
                                        -------      ---------       -------
          Total                        $830,581     $1,022,387      $820,418
                                        =======      =========       =======

      Total direct operating
        Expenses(3)                    $228,362     $  180,038      $415,548
                                        =======      =========       =======

      Direct operating expenses
        as a percentage of oil
        and gas sales                     27.5%          17.6%         50.7%

      Average sales price:
        Per barrel of oil                $20.41         $19.86        $17.67
        Per Mcf of gas                     2.26           2.11          1.40

      Direct operating expenses
        per equivalent Mcf of
        gas(4)                           $  .63         $  .38        $  .72

----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3)   Includes lease operating  expenses and production  taxes.
(4) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1997. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1997. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1997 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                              Proved Reserves and
                               Net Present Value
                             From Proved Reserves

                            As of December 31, 1997

1980-1 Program:
--------------

      Estimated proved reserves:
         Gas (Mcf)                                     1,376,965
         Oil and liquids (Bbls)                           11,049

      Net present value (discounted
         at 10% per annum)                            $1,748,190

1980-2 Program:
--------------

      Estimated proved reserves:
         Gas (Mcf)                                     1,301,400
         Oil and liquids (Bbls)                            7,002

      Net present value (discounted
         at 10% per annum)                            $1,311,300


      No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.


                            Significant Properties

                                1980-1 Program
                                --------------

      As of December 31, 1997, the 1980-1 Program's properties consisted of 43 gross (2.64 net) productive wells. The 1980-1 Program also owned a non-working interest in an additional 22 wells. Affiliates of the 1980-1 Program operate 21 (32%) of its total wells. As of December 31, 1997, the 1980-1 Program had estimated total proved reserves of 1,376,965 Mcf of gas and 11,049 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $1,748,190. All of the 1980-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                                1980-2 Program
                                --------------

      As of December 31, 1997, the 1980-2 Program's properties consisted of 49 gross (3.15 net) productive wells. The 1980-2 Program also owned a non-working interest in an additional 24 wells. Affiliates of the 1980-2 Program operate 23 (32%) of its total wells. As of December 31, 1997, the 1980-2 Program had estimated total proved reserves of 1,301,400 Mcf of gas and 7,002 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $1,311,300. All of the 1980-2 Program's reserves are located in the Anadarko Basin.


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


ITEM 3.  LEGAL PROCEEDINGS

      On December 27, 1996 the operator of certain wells in which the Programs own an interest filed a lawsuit against Dyco in which the plaintiff sought the collection of outstanding joint interest billings. (Apache Corporation v. Dyco et al., Case No. CJ-96-203, District Court of Beckham County, Oklahoma.) The wells in question were the Akridge No. 1-3, Damron No. 1-10, and Damron No. 2-15. The 1980-1 Program and 1980-2 Program each have an approximate 15% working interest in the combined wells. On November 20, 1997, the parties reached a settlement and the lawsuit was dismissed on December 5, 1997. The 1980-1 Program's and 1980-2 Program's share of the settlement was $26,303 and $27,400, respectively. These amounts were paid in 1997.

      To the knowledge of the management of Dyco and the Programs, neither Dyco, the Programs, nor the Programs' properties are subject to any litigation, the results of which would have a material effect on the Programs' or Dyco's financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 1997.


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

                                1980-1 Program
                                --------------

                                       Repurchase              Cash
                                         Price             Distributions
                                       ----------          -------------

      1996:
         First Quarter                    $245                 $ -
         Second Quarter                    220                  25
         Third Quarter                     316                  45
         Fourth Quarter                    281                  35

      1997:
         First Quarter                    $206                 $75
         Second Quarter                    161                  45
         Third Quarter                     234                  20
         Fourth Quarter                    234                   -

      1998:
         First Quarter                    $189                 $45

                                1980-2 Program
                                --------------

                                       Repurchase              Cash
                                         Price             Distributions
                                       ----------          -------------

      1996:
         First Quarter                    $224                 $20
         Second Quarter                    189                  35
         Third Quarter                     174                  75
         Fourth Quarter                    174                   -

      1997:
         First Quarter                    $104                 $70
         Second Quarter                     59                  45
         Third Quarter                     171                   -
         Fourth Quarter                    136                  35

      1998:
         First Quarter                    $106                 $30


      The 1980-1 Program has 4,040 Units outstanding and approximately 1,275 limited partners of record. The 1980-2 Program has 5,059 Units outstanding and approximately 1,594 limited partners of record.

ITEM 6.  SELECTED FINANCIAL DATA

                             Selected Financial Data

     The following tables present selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                            1980-1 Program
                                            --------------
                                                                    December 31,
                                       -------------------------------------------------------------------
                                         1997           1996            1995          1994          1993
                                       --------      ----------      ----------     --------      --------
Summary of Operations
  Oil and gas sales                    $682,669      $  770,955      $  605,626     $618,960      $640,636
  Total revenues                        689,913         781,724         610,611      623,003       643,836

  Lease operating
    expenses                            115,306          74,882         152,105      164,315        44,096
  Production taxes                       49,551          54,409          41,248       43,843        45,772
  General and admini-
    strative expenses                    70,286          68,217          68,974       64,886        68,371
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                          103,658          88,047         122,879      166,083       115,490

  Net income                            351,112         496,169         225,405      183,876       370,107
    per Unit                              86.91          122.81           55.79        45.51         91.61
  Cash distributions                    565,600         424,200            -         343,400       545,400
    per Unit                                140             105            -              85           135

Summary Balance Sheet
   Data:
    Total assets                        894,174       1,062,619       1,033,855      811,045       907,646
    Partners' capital                   803,793       1,018,281         946,312      720,907       880,431



                                                     1980-2 Program
                                                     --------------

                                                                    December 31,
                                       ---------------------------------------------------------------------
                                         1997           1996            1995          1994           1993
                                       --------      ----------      ----------     --------      ----------

Summary of Operations
  Oil and gas sales                    $830,581      $1,022,387      $  820,418     $741,865      $  866,379
  Total revenues                        845,202       1,038,028         827,427      748,100         886,645

  Lease operating
    expenses                            168,469         105,131         356,433      156,787          96,924
  Production taxes                       59,893          74,907          59,115       49,865          68,301
  General and admini-
    strative expenses                   103,189         100,208         101,606       96,134          98,967
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                           99,067          88,431         130,828      190,498         154,299

  Net income                            414,584         669,351         179,445      254,816         468,154
    per Unit                              81.95          132.31           35.47        50.37           92.54
  Cash distributions                    758,850         657,670         101,180      430,015         758,850
    per Unit                                150             130              20           85             150

Summary Balance Sheet
   Data:
    Total assets                        736,604       1,009,945       1,070,692      861,863       1,542,926
    Partners' capital                   492,311         836,577         824,896      746,631         921,830


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997 however, were somewhat higher than those yearly averages. Gas prices are currently in the middle portion of the 10-year average price range described above.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as $12.00 per barrel. It is not known whether this trend will continue. Prices for the Programs' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Programs for at least the following year. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Results of Operations

                                1980-1 Program
                                --------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                    --------------------------------------

      Total oil and gas sales decreased $88,286 (11.5%) in 1997 as compared to 1996. Of this decrease, approximately $6,000 and $162,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of approximately $81,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 283 barrels and 74,828 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchaser on one well in 1996. Average oil prices decreased to $20.06 per barrel in 1997 from $20.36 per barrel in 1996. Average gas prices increased to $2.47 per Mcf in 1997 from $2.16 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,566 (27.5%) in 1997 as compared to 1996. This increase resulted primarily from (i) the reversal of a $40,000 accrual in 1996 due to the conclusion of certain legal contingencies in favor of the 1980-1
Program and (ii) the settlement of a lawsuit in 1997 (see Item 3. Legal Proceedings), which increases were partially offset by (i) the decreases in volumes of oil and gas sold in 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 24.1% in 1997 from 16.8% in 1996. This percentage increase was primarily due to the increase in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $15,611 (17.7%) in 1997 as compared to 1996. This increase resulted primarily from decreases in prices used to value oil and gas reserves in 1997 as compared to 1996, which increase was partially offset by decreases in volumes of oil and gas sold in 1997 as compared to 1996. As a percentage of oil and gas sales, this expense increased to 15.2% in 1997 from 11.4% in 1996. This percentage increase was primarily due to the increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses increased $2,069 (3.0%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses increased to 10.3% in 1997 from 8.8% in 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $165,329 (27.3%) for 1996 as compared to 1995. Of this increase, approximately $324,000 was related to an increase in the average price of gas sold, which amount was partially offset by a decrease of approximately $158,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 371 barrels and 73,349 Mcf, respectively, for 1996 as compared to 1995. The decreases in volumes of oil and gas sold resulted primarily from normal declines in production on several wells due to such wells' diminished reserves. Average oil and gas prices increased to $20.36 per barrel and $2.16 per Mcf, respectively, for 1996 from $17.38 per barrel and $1.37 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $64,062 (33.1%) for 1996 as compared to 1995. This decrease resulted primarily from (i) credits received on two wells during 1996 for prior period environmental charges and (ii) the reversal of a $40,000 accrual during 1996 due to the conclusion of certain legal contingencies in favor of the 1980-1 Program, which amounts were partially offset by an increase in production taxes associated with the increase in oil and gas sales during 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 16.8% for 1996 from 31.9% for 1995. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $34,832 (28.3%) for 1996 as compared to 1995. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during 1996 as compared to 1995 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 11.4% for 1996 from 20.3% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 8.8% for 1996 from 11.4% for 1995. This percentage decrease was primarily due to the increase in oil and gas sales during 1996.


                                1980-2 Program
                                --------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales decreased $191,806 (18.8%) in 1997 as compared to 1996. Of this decrease, approximately $11,000 and $236,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of approximately $53,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 530 barrels and 112,013 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two wells in 1996, (ii) negative prior period volume adjustments made by the purchaser on one well in 1997, and (iii) normal declines in production. Average oil and gas prices increased to $20.41 per barrel and $2.26 per Mcf, respectively, in 1997 from $19.86 per barrel and $2.11 per Mcf, respectively, in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $48,324 (26.8%) in 1997 as compared to 1996. This increase resulted primarily from (i) the reversal of a $40,000 accrual in 1996 due to the conclusion of certain legal contingencies in favor of the 1980-2 Program and (ii) the settlement of a lawsuit in 1997 (see Item 3. Legal Proceedings), which increases were partially offset by (i) the decreases in volumes of oil and gas sold in 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 27.5% in 1997 from 17.6% in 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,636 (12.0%) in 1997 as compared to 1996. This increase resulted primarily from decreases in prices used to value oil and gas reserves in 1997 as compared to 1996. As a percentage of oil and gas sales, this expense increased to 11.9% in 1997 from 8.6% in 1996. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization discussed above.

      General and administrative expenses increased $2,981 (3.0%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses increased to 12.4% in 1997 from 9.8% in 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $201,969 (24.6%) for 1996 as compared to 1995. Of this increase, approximately $398,000 was related to an increase in the average price of gas sold, which amount was partially offset by a decrease of approximately $196,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 278 barrels and 92,678 Mcf, respectively, during 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from normal declines in production on several wells due to diminished oil reserves. The decrease in volumes of gas sold resulted primarily from a positive prior period volume adjustment made by the operator of one well during 1995, partially offset by positive prior period volume adjustments made by the purchasers on two wells in 1996. Average oil and gas prices increased to $19.86 per barrel and $2.11 per Mcf, respectively, for 1996 from $17.67 per barrel and $1.40 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $235,510 (56.7%) for 1996 as compared to 1995. This decrease resulted primarily from (i) significant workover charges incurred on one well during 1995 in order to improve the recovery of reserves, (ii) the reversal of a $40,000 accrual during 1996 due to the conclusion of certain legal contingencies in favor of the 1980-2 Program, and (iii) credits received on two wells during 1996 for prior period environmental charges. As a percentage of oil and gas sales, these expenses decreased to 17.6% for 1996 from 50.7% for 1995. This percentage decease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during 1996 as compared to 1995.

      Depreciation, depletion, and amortization of oil and gas properties decreased $42,397 (32.4%) for 1996 as compared to 1995. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decreases in volumes of oil and gas sold during 1996 as compared to 1995. As a percentage of oil and gas sales, this expense decreased to 8.6% for 1996 from 15.9% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996 as compared to 1995.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 9.8% for 1996 from 12.4% for 1995. This percentage decrease was primarily due to the increase in oil and gas sales during 1996 as compared to 1995.


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for 1997, the 1980-1 and 1980-2 Program's proved reserve quantities at December 31, 1997 would have remaining lives of approximately 5.3 and 3.7 years, respectively, for gas reserves and approximately 6.1 and 5.6 years, respectively, for oil reserves. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1997, it is possible that a significant decrease in oil and gas prices from December 31, 1997 levels will reduce such reserves and their corresponding life-span.

      The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Programs for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Programs have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 1997. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2.
Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      Dyco has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. Dyco believes that all year-2000 problems in its computer system have been or will be resolved in a timely manner and have not caused and will not cause either (i) disruption of the Programs' operations or (ii) a material effect on the Programs' financial condition or results of operations. However, it is possible that the Programs' cash flows could be disrupted by year-2000 problems experienced by operators of the Programs' wells, buyers of the Programs' oil and gas, financial institutions or other persons. Dyco is unable to quantify the effect, if any, on the Program of year-2000 computer problems which may be experienced by these third parties.

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

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-1 Limited Partnership at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                          /s/ Coopers & Lybrand, L.L.P.


                                          COOPERS & LYBRAND, L.L.P.

Tulsa, Oklahoma
March 25, 1998

                           DYCO OIL AND GAS PROGRAM
                          1980-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                     1997            1996
                                                   --------       ----------
CURRENT ASSETS:
  Cash and cash equivalents                        $197,606       $  227,376
  Accrued oil and gas sales                          98,315          156,135
                                                    -------        ---------
    Total current assets                           $295,921       $  383,511

NET OIL AND GAS PROPERTIES,
  utilizing the full cost method                    471,863          578,468

DEFERRED CHARGE                                     126,390          100,640
                                                    -------        ---------
                                                   $894,174       $1,062,619
                                                    =======        =========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                                 $ 34,756       $    7,876
  Gas imbalance payable                              11,046            1,034
                                                    -------        ---------
    Total current liabilities                      $ 45,802       $    8,910

ACCRUED LIABILITY                                    44,579           35,428

PARTNERS' CAPITAL:
  General Partner, issued and
    outstanding, 40 Units                             8,038           10,183
  Limited Partners, issued and
    outstanding, 4,000 Units                        795,755        1,008,098
                                                    -------        ---------
    Total Partners' Capital                        $803,793       $1,018,281
                                                    -------        ---------
                                                   $894,174       $1,062,619
                                                    =======        =========







              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1980-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995


                                            1997          1996        1995
                                          --------      --------    --------
REVENUES:
   Oil and gas sales, including
      $524,274 of sales to related
      parties in 1995 (Note 2)            $682,669      $770,955    $605,626
      Interest and other income              7,244        10,769       4,985
                                           -------       -------     -------
                                          $689,913      $781,724    $610,611

COSTS AND EXPENSES:
   Lease operating                        $115,306      $ 74,882    $152,105
   Production taxes                         49,551        54,409      41,248
   Depreciation, depletion,
      and amortization of
      oil and gas properties               103,658        88,047     122,879
   General and administrative               70,286        68,217      68,974
                                           -------       -------     -------
                                          $338,801      $285,555    $385,206
                                           -------       -------     -------

NET INCOME                                $351,112      $496,169    $225,405
                                           =======       =======     =======
GENERAL PARTNER (1%) -
   NET INCOME                             $  3,511      $  4,962    $  2,254
                                           =======       =======     =======
LIMITED PARTNERS (99%) -
   NET INCOME                             $347,601      $491,207    $223,151
                                           =======       =======     =======
NET INCOME per Unit                       $  86.91      $ 122.81    $  55.79
                                           =======       =======     =======
UNITS OUTSTANDING                            4,040         4,040       4,040
                                           =======       =======     =======













              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1980-1 LIMITED PARTNERSHIP
                        Statements of Partners' Capital
             For the Years Ended December 31, 1997, 1996, and 1995


                                    General       Limited
                                    Partner       Partners        Total
                                   ----------   ------------   ------------

Balances at Dec. 31, 1994           $ 7,209      $  713,698     $  720,907
   Net income                         2,254         223,151        225,405
                                     ------       ---------      ---------

Balances at Dec. 31, 1995           $ 9,463      $  936,849     $  946,312
   Cash distributions              (  4,242)    (   419,958)   (   424,200)
   Net income                         4,962         491,207        496,169
                                     ------       ---------      ---------

Balances at Dec. 31, 1996           $10,183      $1,008,098     $1,018,281
   Cash distributions              (  5,656)    (   559,944)   (   565,600)
   Net income                         3,511         347,601        351,112
                                     ------       ---------      ---------

Balances at Dec. 31, 1997           $ 8,038      $  795,755     $  803,793
                                     ======       =========      =========


























              The accompanying notes are an integral part of these
                              financial statements.



                                 DYCO OIL AND GAS PROGRAM
                                1980-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996, and 1995

                                                      1997          1996         1995
                                                   ----------    ----------   ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                                       $351,112      $496,169     $225,405
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                          103,658        88,047      122,879
      (Increase) decrease in accrued
         oil and gas sales                            57,820     (  46,444)   (  34,175)
      (Increase) decrease in
         deferred charge                           (  25,750)       46,416    (  25,137)
      Increase (decrease) in
         accounts payable                             26,880     (  41,137)       1,266
      Increase (decrease) in gas
         imbalance payable                            10,012     (     400)   (  14,432)
      Increase (decrease) in
         accrued liability                             9,151     (   1,668)      10,571
                                                     -------       -------      -------
   Net cash provided by
      operating activities                          $532,883      $540,983     $286,377
                                                     -------       -------      -------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Proceeds from the sale of
      oil and gas properties                        $  5,378      $ 18,702     $  1,519
   Additions to oil and gas
      properties                                   (   2,431)    (  14,147)   ( 253,413)
                                                     -------       -------      -------
Net cash provided (used) by
   investing activities                             $  2,947      $  4,555    ($251,894)
                                                     -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                              ($565,600)    ($424,200)    $   -
                                                     -------       -------      -------
   Net cash used by financing activities           ($565,600)    ($424,200)    $   -
                                                     -------       -------      -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                ($ 29,770)     $121,338     $ 34,483

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                            227,376       106,038       71,555
                                                     -------       -------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                 $197,606      $227,376     $106,038
                                                     =======       =======      =======

              The accompanying notes are an integral part of these
                              financial statements.

              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 1997, 1996, and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1980-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on February 15, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,751 (43.3%) of the Program's Units at December 31, 1997.

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


      Credit Risk

            Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1997 have been collected.


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1997, 1996, and 1995, were $0.38, $0.25, and $0.29, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, the SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 1997 and 1996 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 269,317 Mcf, resulting in prepaid lease operating expenses of $126,390. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 310,616 Mcf, resulting in prepaid lease operating expenses of $100,640.


      Accrued Liability

            The Accrued Liability at December 31, 1997 and 1996 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 94,991, resulting in accrued lease operating expenses of $44,579. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 109,345 Mcf, resulting in accrued lease operating expenses of $35,428.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1997 total sales exceeded the Program's share of estimated total gas reserves on six wells by $11,046 (7,364 Mcf). At December 31, 1996 total sales exceeded the Program's share of estimated total gas reserves on two wells by $1,034 (689 Mcf). These amounts were recorded as gas imbalance payables at December 31, 1997 and 1996 in accordance with the sales method.


      Use of Estimates in Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1997, 1996, and 1995, such expenses totaled $70,286, $68,217, and $68,974 of which $56,088 was paid each year to Dyco and its affiliates.

            Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

            During 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995, these sales totaled $524,274.


3.    MAJOR CUSTOMERS

            The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1997, 1996, and 1995:

            Purchaser         1997      1996      1995
            ---------         -----     -----     -----

            El Paso           88.0%     91.4%     86.6%


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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:

                                                    December 31,
                                            --------------------------------
                                                1997               1996
                                            -------------      -------------

      Proved properties                      $29,747,184        $29,750,131

      Unproved properties, not
         subject to depreciation,
         depletion, and amortization                -                  -
                                              ----------         ----------
                                             $29,747,184        $29,750,131

      Less accumulated depreciation,
         depletion, amortization,
         and valuation allowance            ( 29,275,321)      ( 29,171,663)
                                              ----------         ----------

      Net oil and gas properties             $   471,863        $   578,468
                                              ==========         ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1997, 1996, and 1995. Costs incurred by the Program in connection with its oil and gas property development activities during 1997, 1996, and 1995 were as follows:

                                                     December 31,
                                          ----------------------------------
                                           1997         1996          1995
                                          ------      -------       --------

      Development costs                   $2,431      $14,147       $253,413
                                           =====       ======        =======

Quantities of Proved Oil and Gas Reserves - Unaudited

      Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1997, 1996, and 1995. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.

                                    1997                        1996                        1995
                            ---------------------       ---------------------       ---------------------
                               Oil         Gas             Oil          Gas            Oil          Gas
                             (Bbls)       (Mcf)          (Bbls)        (Mcf)         (Bbls)        (Mcf)
                            --------   -----------      --------    -----------     --------    -----------
Proved reserves,
   beginning of year         15,699     1,326,820        17,478      1,419,651       15,200      1,293,223

Revisions of previous
   estimates                ( 2,837)      313,700           161        250,861        4,733        536,716

Sale of Reserves            (    12)   (    1,444)      (    83)    (   29,308)        -              -

Extensions and
  Discoveries                  -             -              227         22,555         -              -

Production                  ( 1,801)   (  262,111)      ( 2,084)    (  336,939)     ( 2,455)    (  410,288)
                             ------     ---------        ------      ---------       ------      ---------

Proved reserves,
   end of year               11,049     1,376,965        15,699      1,326,820       17,478      1,419,651
                             ======     =========        ======      =========       ======      =========

Proved developed
reserves:
   Beginning of year         15,699     1,326,820        17,478      1,419,651       15,200      1,293,223
                             ------     ---------        ------      ---------       ------      ---------

   End of year               11,049     1,376,965        15,699      1,326,820       17,478      1,419,651
                             ======     =========        ======      =========       ======      =========


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1997 using oil and gas prices of $16.25 per barrel and $2.32 per Mcf, respectively.

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

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-2 Limited Partnership at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                          /s/ Coopers & Lybrand, L.L.P.


                                          COOPERS & LYBRAND, L.L.P.

Tulsa, Oklahoma
March 25, 1998

                           DYCO OIL AND GAS PROGRAM
                          1980-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                  1997            1996
                                                --------       ----------

CURRENT ASSETS:
   Cash and cash equivalents                    $268,020       $  369,731
   Accrued oil and gas sales                     126,291          177,467
                                                 -------        ---------
      Total current assets                      $394,311       $  547,198

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method                266,773          389,863

DEFERRED CHARGE                                   75,520           72,884
                                                 -------        ---------
                                                $736,604       $1,009,945
                                                 =======        =========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $ 39,922       $   11,033
   Gas imbalance payable                          71,205           64,761
                                                 -------        ---------
      Total current liabilities                 $111,127       $   75,794

ACCRUED LIABILITY                                133,166           97,574

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 59 Units                        4,923            8,366
   Limited Partners, issued and
      outstanding, 5,000 Units                   487,388          828,211
                                                 -------        ---------
      Total Partners' Capital                   $492,311       $  836,577
                                                 -------        ---------
                                                $736,604       $1,009,945
                                                 =======        =========







              The accompanying notes are an integral part of these
                              financial statements.



                                 DYCO OIL AND GAS PROGRAM
                                1980-2 LIMITED PARTNERSHIP
                                 Statements of Operations
                   For the Years Ended December 31, 1997, 1996, and 1995

                                               1997            1996             1995
                                             --------       ----------        --------
REVENUES:
   Oil and gas sales, including
      $720,777 of sales to related
      parties in 1995 (Note 2)               $830,581       $1,022,387        $820,418
   Interest                                    14,621           15,641           7,009
                                              -------        ---------         -------
                                             $845,202       $1,038,028        $827,427

COSTS AND EXPENSES:
   Lease operating                           $168,469       $  105,131        $356,433
   Production taxes                            59,893           74,907          59,115
   Depreciation, depletion,
      and amortization of
      oil and gas properties                   99,067           88,431         130,828
   General and administrative                 103,189          100,208         101,606
                                              -------        ---------         -------
                                             $430,618       $  368,677        $647,982
                                              -------        ---------         -------

NET INCOME                                   $414,584       $  669,351        $179,445
                                              =======        =========         =======
GENERAL PARTNER (1%) -
   NET INCOME                                $  4,146       $    6,694        $  1,794
                                              =======        =========         =======
LIMITED PARTNERS (99%) -
   NET INCOME                                $410,438       $  662,657        $177,651
                                              =======        =========         =======
NET INCOME per Unit                            $81.95       $   132.31        $  35.47
                                              =======        =========         =======
UNITS OUTSTANDING                               5,059            5,059           5,059
                                              =======        =========         =======













              The accompanying notes are an integral part of these
                              financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1980-2 LIMITED PARTNERSHIP
                        Statements of Partners' Capital
             For the Years Ended December 31, 1997, 1996, and 1995


                                     General        Limited
                                     Partner        Partners        Total
                                    ---------      ----------     ----------

Balances at Dec. 31, 1994            $7,467         $739,164       $746,631
   Cash distributions               ( 1,012)       ( 100,168)     ( 101,180)
   Net income                         1,794          177,651        179,445
                                      -----          -------        -------

Balances at Dec. 31, 1995            $8,249         $816,647       $824,896
   Cash distributions               ( 6,577)       ( 651,093)     ( 657,670)
   Net income                         6,694          662,657        669,351
                                      -----         --------        -------

Balances at Dec. 31, 1996            $8,366         $828,211       $836,577
   Cash distributions               ( 7,589)       ( 751,261)     ( 758,850)
   Net income                         4,146          410,438        414,584
                                      -----          -------        -------

Balances at Dec. 31, 1997            $4,923         $487,388       $492,311
                                      =====          =======        =======

























              The accompanying notes are an integral part of these
                              financial statements.




                                 DYCO OIL AND GAS PROGRAM
                                1980-2 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996, and 1995

                                                   1997          1996         1995
                                                ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $414,584      $669,351     $179,445
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                99,067        88,431      130,828
      (Increase) decrease in accrued
         oil and gas sales                         51,176     (  59,569)   (  27,862)
      (Increase) decrease in deferred
         charge                                 (   2,636)      117,791    (  95,641)
      Increase (decrease) in
         accounts payable                          28,889     (  40,974)       3,179
      Increase in gas imbalance
         payable                                    6,444        25,498       21,775
      Increase (decrease) in accrued
         liability                                 35,592     (  56,952)     105,610
                                                 --------       -------      -------
   Net cash provided by
      operating activities                       $633,116      $743,576     $317,334
                                                  -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of
      oil and gas properties                     $ 26,556      $ 25,360     $  3,277
   Additions to oil and gas
      properties                                (   2,533)    (  14,728)   (  51,525)
                                                  -------       -------      -------
   Net cash provided (used) by
      investing activities                       $ 24,023      $ 10,632    ($ 48,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($758,850)    ($657,670)   ($101,180)
                                                  -------       -------      -------
   Net cash used by financing
      activities                                ($758,850)    ($657,670)   ($101,180)
                                                  -------       -------      -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         ($101,711)     $ 96,538     $167,906

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                        $369,731      $273,193     $105,287
                                                  -------       -------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                              $268,020      $369,731     $273,193
                                                  =======       =======      =======


              The accompanying notes are an integral part of these
                              financial statements.

              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 1997, 1996, and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1980-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 16, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 2,084 (41.2%) of the Program's Units at December 31, 1997.

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


      Credit Risk

            Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1997 have been collected.


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1997, 1996, and 1995 were $0.27, $0.18, and $0.23, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 1997 and 1996 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 208,849 Mcf, resulting in prepaid lease operating expenses of $75,520. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 265,708 Mcf, resulting in prepaid lease operating expenses of $72,884.


      Accrued Liability

            The Accrued Liability at December 31, 1997 and 1996 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 368,269 Mcf, resulting in accrued lease operating expenses of $133,166. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 355,720 Mcf, resulting in accrued lease operating expenses of $97,574.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1997 total sales exceeded the Program's share of estimated total gas reserves on three wells by $71,205 (47,470 Mcf). At December 31, 1996 total sales exceeded the Program's share of estimated total gas reserves on six wells by $64,761 (43,174
      Mcf). These amounts were recorded as gas imbalance payables at December 31, 1997 and 1996 in accordance with the sales method.


      Use of Estimates in Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1997, 1996, and 1995, such expenses totaled $103,189, $100,208, and $101,606, respectively, of which $85,620 was paid each year to Dyco and its affiliates.

            Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

      During 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995, these sales totaled $720,777.


3.    MAJOR CUSTOMERS

            The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1997, 1996, and 1995:


            Purchaser         1997     1996     1995
            ---------         -----    -----    -----

            El Paso           92.1%    89.7%    87.9%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:

                                                    December 31,
                                            -------------------------------
                                                1997              1996
                                            -------------     -------------

      Proved properties                      $35,391,332       $35,415,355

      Unproved properties, not
        subject to depreciation,
        depletion, and amortization                 -                 -
                                              ----------        ----------
                                             $35,391,332       $35,415,355

      Less accumulated depreciation,
        depletion, amortization,
        and valuation allowance             ( 35,124,559)     ( 35,025,492)
                                              ----------        ----------

      Net oil and gas properties             $   266,773       $   389,863
                                              ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1997, 1996, and 1995. Costs incurred by the Program in connection with its oil and gas property development activities during 1997, 1996, and 1995 were as follows:

                                                      December 31,
                                             ----------------------------
                                              1997       1996      1995
                                             ------     -------   -------

      Development costs                      $2,533     $14,728   $51,525
                                              =====      ======    ======

Quantities of Proved Oil and Gas Reserves - Unaudited

      Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1997, 1996, and 1995. Proved reserves were estimated by petroleum engineers employed by affiliates of the Program. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.

                                  1997                          1996                         1995
                           ---------------------        ---------------------       ---------------------
                             Oil           Gas            Oil          Gas             Oil          Gas
                           (Bbls)         (Mcf)         (Bbls)        (Mcf)          (Bbls)        (Mcf)
                           -------     -----------      -------    -----------      --------    -----------
Proved reserves,
   beginning of year        8,699       1,456,279        8,641      1,664,201        10,013      1,553,093

Revisions of previous
   estimates               (  420)        223,282        1,870        265,576           692        672,000

Sales of reserves          (   21)     (   21,960)      (   26)    (    5,284)         -              -

Production                 (1,256)     (  356,201)      (1,786)    (  468,214)      ( 2,064)    (  560,892)
                            -----       ---------        -----      ---------        ------      ---------

Proved reserves,
   end of year              7,002       1,301,400        8,699      1,456,279         8,641      1,664,201
                            =====       =========        =====      =========        ======      =========

Proved developed
reserves:
   Beginning of year        8,699       1,456,279        8,641      1,664,201        10,013      1,553,093
                            -----       ---------        -----      ---------        ------      ---------

   End of year              7,002       1,301,400        8,699      1,456,279         8,641      1,664,201
                            =====       =========        =====      =========        ======      =========

            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1997 using oil and gas prices of $16.25 per barrel and $2.32 per Mcf, respectively.


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

            NAME              AGE             POSITION WITH DYCO
      ----------------        ---      --------------------------------
      Dennis R. Neill          46      President and Director

      Patrick M. Hall          39      Chief Financial Officer

      Judy K. Fox              47      Secretary

      The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Berry Gas Company, Circle L Drilling Company, Compression, Inc., and Geodyne Resources, Inc. and its subsidiaries.

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

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Samson Hydrocarbons
Company, Samson Properties Incorporated, and Geodyne Resources, Inc. and its subsidiaries.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1997 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.  EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1997:

             Compensation/Reimbursement to Dyco and its Affiliates
                      Three Years Ended December 31, 1997

   Type of Compensation/
      Reimbursement(1)                              Expense
  ----------------------                    -----------------------------
                                           1997        1996        1995
                                          -------     -------     -------

1980-1 Program
--------------

   Compensation:
      Operations                            (2)         (2)         (2)
      Gas Marketing                         (3)         (3)         (3)

   Reimbursements:
      General and Adminis-
      trative, Geological,
      and Engineering
      Expenses and Direct
      Expenses(4)                         $56,088     $56,088     $56,088

1980-2 Program
--------------

   Compensation:
      Operations                            (2)         (2)         (2)
      Gas Marketing                         (3)         (3)         (3)

   Reimbursements:
      General and Adminis-
      trative, Geological,
      and Engineering
      Expenses and Direct
      Expenses(4)                         $85,620     $85,620     $85,620

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

(3) During 1995 El Paso, an affiliate of the Programs until December 6, 1995, purchased a portion of the Programs' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. During 1995, the 1980-1 and 1980-2 Programs sold $524,274 and $720,777, respectively, of gas to El Paso. After December 6, 1995 the Programs' gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.
(4) The Programs reimburse Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Programs. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Programs for their services to the Programs. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Programs' business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Programs of these costs is made by Dyco as General Partner.


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing and other functions directly attributable to the Programs' operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1997:



                                                     1980-1 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                    -------------------------------
                                      Annual Compensation                    Awards             Payouts
                                   -------------------------        -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                       Salary     Bonus     sation       Award(s)      Options/     Payouts     sation
   Position               Year       ($)       ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------           ----     -------   -------    -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1995       -         -          -           -              -            -           -
                          1996       -         -          -           -              -            -           -
Dennis R. Neill,
President(2)(3)           1996       -         -          -           -              -            -           -
                          1997       -         -          -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)             1995     $30,624     -          -           -              -            -           -
                          1996     $32,811     -          -           -              -            -           -
                          1997     $33,507     -          -           -              -            -           -
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



                                                     1980-2 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 1997

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                   Annual Compensation                       Awards             Payouts
                                --------------------------          -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)           1995      -           -           -           -              -            -           -
                        1996      -           -           -           -              -            -           -
Dennis R. Neill,
President(2)(3)         1996      -           -           -           -              -            -           -
                        1997      -           -           -           -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)           1995    $46,749       -           -           -              -            -           -
                        1996    $50,088       -           -           -              -            -           -
                        1997    $51,149       -           -           -              -            -           -
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

      In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1997 the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Programs have an interest. Such equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Programs for a portion of such costs based upon the Programs' interest in the well.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of February 28, 1998 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                           Number of Units
                                                            Beneficially
                                                           Owned (Percent
             Beneficial Owner                              of Outstanding)
-------------------------------------------                ---------------

1980-1 Program:
--------------

   Samson Resources Company                                1,751    (43.3%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)              1,751    (43.3%)


1980-2 Program:
--------------

   Samson Resources Company                                2,084    (41.2%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)              2,084    (41.2%)

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

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

                        (1) Financial Statements: The following financial statements for the Programs as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996, and 1995 are filed as part of this report:

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

               4.4  Certificate of Limited Partnership (as amended for

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

              *27.1 Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

              *27.2 Financial  Data  Schedule   containing   summary   financial
                    information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                  All other Exhibits are omitted as inapplicable.

                  ------------------
                  *  Filed herewith.

            (b) Reports on Form 8-K filed during the fourth quarter of 1997.

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

                                          March 31, 1998


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

By:   /s/Dennis R. Neill         President and                March 31, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         Chief Financial              March 31, 1998
      -------------------        Officer (Principal
         Patrick M. Hall         Financial and
                                 Accounting Officer)

      /s/Judy K. Fox             Secretary                    March 31, 1998
      -------------------
         Judy K. Fox

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

                                          March 31, 1998


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

By:   /s/Dennis R. Neill        President and               March 31, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        Chief Financial             March 31, 1998
      -------------------       Officer (Principal
         Patrick M. Hall        Financial and
                                Accounting Officer)

      /s/Judy K. Fox            Secretary                   March 31, 1998
      -------------------
         Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.


------------------
*  Filed herewith.