Form 10-Q
period 1998-03-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1998-05-07
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1998                           33-10346-09 (1980-1)
                                            33-10346-10 (1980-2)


                        DYCO 1980 OIL AND GAS PROGRAM
                          (TWO LIMITED PARTNERSHIPS)
            (Exact Name of Registrant as specified in its charter)



                                                41-1378908 (1980-1)
         Minnesota                              41-1385165 (1980-2)
(State or other jurisdiction             (I.R.S. Employer Identification
   of incorporation or                                Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 92,202          $197,606
   Accrued oil and gas sales                      75,055            98,315
   Accounts receivable - General
      Partner (Note 2)                            62,943                 -
                                                --------          --------
      Total current assets                      $230,200          $295,921

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          396,382           471,863

DEFERRED CHARGE                                  126,390           126,390
                                                --------          --------
                                                $752,972          $894,174
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $ 13,603          $ 34,756
   Gas imbalance payable                          11,046            11,046
                                                --------          --------
      Total current liabilities                 $ 24,649          $ 45,802

ACCRUED LIABILITY                                 44,579            44,579

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 40 units                        6,838             8,038
   Limited Partners, issued and
      outstanding, 4,000 units                   676,906           795,755
                                                --------          --------
      Total Partners' capital                   $683,744          $803,793
                                                --------          --------
                                                $752,972          $894,174
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $122,828          $225,567
   Interest                                        2,469             2,488
                                                --------          --------
                                                $125,297          $228,055
                                                --------          --------

COST AND EXPENSES:
   Oil and gas production                       $ 23,516          $ 37,447
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  18,390            53,692
   General and administrative
      (Note 2)                                    21,640            22,861
                                                --------          --------
                                                $ 63,546          $114,000
                                                --------          --------

NET INCOME                                      $ 61,751          $114,055
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    618          $  1,141
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 61,133          $112,914
                                                ========          ========
NET INCOME PER UNIT                             $  15.28          $  28.23
                                                ========          ========
UNITS OUTSTANDING                                  4,040             4,040
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 61,751          $114,055
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                18,390            53,692
      Decrease in accrued oil and
        gas sales                                 23,260            77,009
      Increase in accounts receivable -
        General Partner                        (  62,943)                -
      Decrease in accounts payable             (  21,153)        (   1,071)
                                                --------          --------
      Net cash provided by operating
        activities                              $ 19,305          $243,685
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 62,943          $     13
   Additions to oil and gas
      properties                               (   5,852)        (     951)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $ 57,091         ($    938)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($181,800)        ($303,000)
                                                --------          --------
   Net cash used by financing
      activities                               ($181,800)        ($303,000)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($105,404)        ($ 60,253)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           197,606           227,376
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 92,202          $167,123
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $357,545          $268,020
   Accrued oil and gas sales                     115,751           126,291
   Accounts receivable - General
      Partner (Note 2)                            45,780                 -
                                                --------          --------
      Total current assets                      $519,076          $394,311

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          188,658           266,773

DEFERRED CHARGE                                   75,520            75,520
                                                --------          --------
                                                $783,254          $736,604
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $ 16,710          $ 39,922
   Gas imbalance payable                          71,205            71,205
                                                --------          --------
      Total current liabilities                 $ 87,915          $111,127

ACCRUED LIABILITY                                133,166           133,166

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 59 units                        5,621             4,923
   Limited Partners, issued and
      outstanding, 5,000 units                   556,552           487,388
                                                --------          --------
      Total Partners' capital                   $562,173          $492,311
                                                --------          --------
                                                $783,254          $736,604
                                                ========          ========








            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $326,686          $266,167
   Interest                                        3,450             3,858
                                                --------          --------
                                                $330,136          $270,025
                                                --------          --------

COST AND EXPENSES:
   Oil and gas production                       $ 39,133          $ 42,759
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  38,427            47,495
   General and administrative
      (Note 2)                                    30,944            32,474
                                                --------          --------
                                                $108,504          $122,728
                                                --------          --------

NET INCOME                                      $221,632          $147,297
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  2,216          $  1,473
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $219,416          $145,824
                                                ========          ========
NET INCOME PER UNIT                             $  43.81          $  29.12
                                                ========          ========
UNITS OUTSTANDING                                  5,059             5,059
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $221,632          $147,297
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                38,427            47,495
      Decrease in accrued oil and
        gas sales                                 10,540            86,458
      Increase in accounts receivable -
        General Partner                        (  45,780)        (  11,551)
      Decrease in accounts payable             (  23,212)        (   1,904)
                                                --------          --------
      Net cash provided by operating
        activities                              $201,607          $267,795
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 45,784          $ 11,565
   Additions to oil and gas
      properties                               (   6,096)        (     991)
                                                --------          --------
   Net cash provided by investing
      activities                                $ 39,688          $ 10,574
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($151,770)        ($354,130)
                                                --------          --------
   Net cash used by financing
      activities                               ($151,770)        ($354,130)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 89,525         ($ 75,761)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           268,020           369,731
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $357,545          $293,970
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1998 and 1997 the 1980-1 Program incurred such expenses totaling $21,640 and $22,861, respectively, of which $14,022 was paid each period to Dyco and its affiliates. During the three months ended March 31, 1998 and 1997 the 1980-2 Program incurred such expenses totaling $30,944 and $32,474, respectively, of which $21,405 was paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      The receivables from the General Partner at March 31, 1998 represent proceeds due to the 1980-1 and 1980-2 Programs from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, these receivables were collected by the Programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

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

      The Programs' Statements of Cash Flows for the first quarter of 1998 include proceeds from the sale of oil and gas properties during the three months ended March 31, 1998. These proceeds will be reflected, as applicable, in the Programs' cash distributions, if any, to be paid in June 1998. It is possible that the Programs' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Programs' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Programs' remaining properties.

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

      1980-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $122,828         $225,567
      Oil and gas production expenses             $ 23,516         $ 37,447
      Barrels produced                                 445              487
      Mcf produced                                  54,413           94,984
      Average price/Bbl                           $  15.60         $  22.31
      Average price/Mcf                           $   2.13         $   2.26

      As shown in the table above, total oil and gas sales decreased $102,739 (45.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31,

      1997. Of this decrease, approximately $92,000 was related to a decrease in volumes of gas sold and approximately $10,000 was related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 42 barrels and 40,571 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on one well during the three months ended March 31, 1997, (ii) the abandonment of one well during the three months ended March 31, 1997 and (iii) a normal decline in production on one significant well during the three months ended March 31, 1998. Average oil and gas prices decreased to $15.60 per barrel and $2.13 per Mcf, respectively, for the three months ended March 31, 1998 from $22.31 per barrel and $2.26 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,931 (37.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 19.1% for the three months ended March 31, 1998 from 16.6% for the three months ended March 31, 1997. This percentage increase was primarily due to decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,302 (65.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) significant upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 15.0% for the three months ended March 31, 1998 from 23.8% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $1,221 (5.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 17.6% for the three months ended March 31, 1998 from 10.1% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      1980-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $326,686         $266,167
      Oil and gas production expenses             $ 39,133         $ 42,759
      Barrels produced                                 327              387
      Mcf produced                                 166,076          110,339
      Average price/Bbl                           $  15.71         $  22.11
      Average price/Mcf                           $   1.94         $   2.33

      As shown in the table above, total oil and gas sales increased $60,519 (22.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this increase, approximately $130,000 was related to an increase in volumes of gas sold, partially offset by a decrease of approximately $67,000 related to decreases in the average prices of oil and gas sold. Volumes of oil sold decreased 60 barrels, while volumes of gas sold increased 55,737 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchaser on two wells during the three months ended March 31, 1998, which increase was partially offset by (i) positive period volume adjustments made by the purchaser on two wells during the three months ended March 31, 1997 and
      (ii) the abandonment of one well during the three months ended March 31, 1997. Average oil and gas prices decreased to $15.71 per barrel and $1.94 per Mcf, respectively, for the three months ended March 31, 1998 from $22.11 per barrel and $2.33 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,626 (8.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) credits received from the operator on two wells during the three months ended March 31, 1998 for prior operating expenses and (ii) subsurface repair expenses incurred on one well during the three months ended March 31, 1997, which decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 12.0% for the three months ended March 31, 1998 from 16.1% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,068 (19.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from significant upward revisions in the estimates of remaining gas reserves at December 31, 1997, partially offset by the increase in volumes of gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, this expense decreased to 11.8% for the three months ended March 31, 1998 from 17.8% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $1,530 (4.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the three months ended March 31, 1998 from 12.2% for the three months ended March 31, 1997. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1980-1 Program's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.2       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1980-2 Program's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

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


                              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 1998                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 1998                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.