Form 10-Q
period 1998-06-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1998-08-11
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                      Commission File Number
   June 30, 1998                            33-10346-09 (1980-1)
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
                                 (Unaudited)

                                    ASSETS

                                               June 30,        December 31,
                                                 1998             1997
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 90,318          $197,606
   Accrued oil and gas sales                      65,040            98,315
                                                --------          --------
      Total current assets                      $155,358          $295,921

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          378,928           471,863

DEFERRED CHARGE                                  126,390           126,390
                                                --------          --------
                                                $660,676          $894,174
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  6,101          $ 34,756
   Gas imbalance payable                          11,046            11,046
                                                --------          --------
      Total current liabilities                 $ 17,147          $ 45,802

ACCRUED LIABILITY                               $ 44,579          $ 44,579

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 40 units                     $  5,990          $  8,038
   Limited Partners, issued and
      outstanding, 4,000 units                   592,960           795,755
                                                --------          --------
      Total Partners' capital                   $598,950          $803,793
                                                --------          --------
                                                $660,676          $894,174
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $90,841          $149,689
   Interest                                        1,865             2,001
                                                 -------          --------
                                                 $92,706          $151,690

COSTS AND EXPENSES:
   Oil and gas production                        $24,270          $ 27,346
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  17,231            17,552
   General and administrative
      (Note 2)                                    14,799            16,278
                                                 -------          --------
                                                 $56,300          $ 61,176
                                                 -------          --------

NET INCOME                                       $36,406          $ 90,514
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $   364          $    905
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $36,042          $ 89,609
                                                 =======          ========
NET INCOME PER UNIT                              $  9.02          $  22.40
                                                 =======          ========
UNITS OUTSTANDING                                  4,040             4,040
                                                 =======          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $213,669          $375,256
   Interest                                        4,334             4,489
                                                --------          --------
                                                $218,003          $379,745

COSTS AND EXPENSES:
   Oil and gas production                       $ 47,786          $ 64,793
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  35,621            71,244
   General and administrative
      (Note 2)                                    36,439            39,139
                                                --------          --------
                                                $119,846          $175,176
                                                --------          --------

NET INCOME                                      $ 98,157          $204,569
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    982          $  2,046
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 97,175          $202,523
                                                ========          ========
NET INCOME PER UNIT                             $  24.30          $  50.64
                                                ========          ========
UNITS OUTSTANDING                                  4,040             4,040
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 98,157          $204,569
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                35,621            71,244
      Decrease in accrued oil and
        gas sales                                 33,275            62,478
      Decrease in accounts payable             (  28,655)        (     911)
                                                --------          --------
      Net cash provided by operating
        activities                              $138,398          $337,380
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 63,166          $  1,256
   Additions to oil and gas
      properties                               (   5,852)        (     972)
                                                --------          --------
   Net cash provided by investing
      activities                                $ 57,314          $    284
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($303,000)        ($484,800)
                                                --------          --------
   Net cash used by financing
      activities                               ($303,000)        ($484,800)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($107,288)        ($147,136)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           197,606           227,376
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 90,318          $ 80,240
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $218,137          $268,020
   Accrued oil and gas sales                      93,318           126,291
                                                --------          --------
      Total current assets                      $311,455          $394,311

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          168,455           266,773

DEFERRED CHARGE                                   75,520            75,520
                                                --------          --------
                                                $555,430          $736,604
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  7,092          $ 39,922
   Gas imbalance payable                          71,205            71,205
                                                --------          --------
      Total current liabilities                 $ 78,297          $111,127

ACCRUED LIABILITY                               $133,166          $133,166

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 59 units                     $  3,440          $  4,923
   Limited Partners, issued and
      outstanding, 5,000 units                   340,527           487,388
                                                --------          --------
      Total Partners' capital                   $343,967          $492,311
                                                --------          --------
                                                $555,430          $736,604
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $128,038          $227,229
   Interest                                        5,080             3,621
                                                --------          --------
                                                $133,118          $230,850

COSTS AND EXPENSES:
   Oil and gas production                       $ 30,829          $ 41,963
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  19,871            22,344
   General and administrative
      (Note 2)                                    22,379            24,199
                                                --------          --------
                                                $ 73,079          $ 88,506
                                                --------          --------

NET INCOME                                      $ 60,039          $142,344
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    601          $  1,423
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 59,438          $140,921
                                                ========          ========
NET INCOME PER UNIT                             $  11.87          $  28.14
                                                ========          ========
UNITS OUTSTANDING                                  5,059             5,059
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $454,724          $493,396
   Interest                                        8,530             7,479
                                                --------          --------
                                                $463,254          $500,875

COSTS AND EXPENSES:
   Oil and gas production                       $ 69,962          $ 84,722
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  58,298            69,839
   General and administrative
      (Note 2)                                    53,323            56,673
                                                --------          --------
                                                $181,583          $211,234
                                                --------          --------

NET INCOME                                      $281,671          $289,641
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  2,817          $  2,896
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $278,854          $286,745
                                                ========          ========
NET INCOME PER UNIT                             $  55.68          $  57.25
                                                ========          ========
UNITS OUTSTANDING                                  5,059             5,059
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $281,671          $289,641
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                58,298            69,839
      Decrease in accrued oil and
        gas sales                                 32,973            53,483
      Decrease in accounts payable             (  32,830)        (   2,512)
                                                --------          --------
      Net cash provided by operating
        activities                              $340,112          $410,451
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 46,116          $ 11,623
   Additions to oil and gas
      properties                               (   6,096)        (   1,012)
                                                --------          --------
   Net cash provided by investing
      activities                                $ 40,020          $ 10,611
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($430,015)        ($581,785)
                                                --------          --------
   Net cash used by financing
      activities                               ($430,015)        ($581,785)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 49,883)        ($160,723)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           268,020           369,731
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $218,137          $209,008
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the 1980-1 Program incurred such expenses totaling $14,799 and $16,278, respectively, of which $14,022 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the 1980-1 Program incurred such expenses totaling $36,439 and $39,139, respectively, of which $28,044 was paid each period to Dyco and its affiliates. During the three months ended June 30, 1998 and 1997 the 1980-2 Program incurred such expenses totaling $22,379 and $24,199, respectively, of which $21,405 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the 1980-2 Program incurred such expenses totaling $53,323 and $56,673, respectively, of which $42,810 was paid each period to Dyco and its affiliates.

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

      The Programs' Statements of Cash Flows for the six months ended June 30, 1998 include proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the Programs' cash distributions paid in June 1998. It is possible that the Programs' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Programs' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Programs' remaining properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      1980-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                            Three Months Ended June 30,
                                            ---------------------------
                                                   1998              1997
                                                  -------          --------
      Oil and gas sales                           $90,841          $149,689
      Oil and gas production expenses             $24,270          $ 27,346
      Barrels produced                                376               470
      Mcf produced                                 39,597            57,368
      Average price/Bbl                           $ 11.95          $  20.66
      Average price/Mcf                           $  2.18          $   2.44

      As shown in the table above, total oil and gas sales decreased $58,848 (39.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $43,000 was related to a decrease in volumes of gas sold and approximately $10,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 94 barrels and 17,771 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in the volumes of gas sold resulted primarily from the 1980-1 Program receiving a reduced percentage of sales due to the 1980-1 Program's overproduced position in two wells during the three months ended June 30, 1998 and the sale of several wells during 1997. Average oil and gas prices decreased to $11.95 per barrel and $2.18 per Mcf, respectively, for the three months ended June 30, 1998 from $20.66 per barrel and $2.44 per Mcf, respectively, for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,076 (11.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from decreased production taxes associated with the decrease in oil and gas sales and decreased lease operating expenses due to the sale of several wells during 1997. These decreases were partially offset by a production tax refund on one well during the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 26.7% for the three months ended June 30, 1998 from 18.3% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and the production tax refund discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $321 (1.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) significant upward revisions in the estimates of remaining gas reserves at December 31, 1997, which decreases were substantially offset by an increase related to a decrease in gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense increased to 19.0% for the three months ended June 30, 1998 from 11.7% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      General and administrative expenses decreased $1,479 (9.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 16.3% for the three months ended June 30, 1998 from 10.9% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                              Six Months Ended June 30,
                                              -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $213,669         $375,256
      Oil and gas production expenses             $ 47,786         $ 64,793
      Barrels produced                                 821              957
      Mcf produced                                  94,010          152,352
      Average price/Bbl                           $  13.93         $  21.50
      Average price/Mcf                           $   2.15         $   2.33

      As shown in the table above, total oil and gas sales decreased $161,587 (43.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $136,000 was related to a decrease in volumes of gas sold and approximately $17,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 136 barrels and 58,342 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in the volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by purchasers on two wells during the six months ended June 30, 1997, (ii) the 1980-1 Program receiving a reduced percentage of sales on one well during the six months ended June 30, 1998 due to the 1980-1 Program's overproduced position in that well, and (iii) negative prior period volume adjustments made by a purchaser on one well during the six months ended June 30, 1998. Average oil and gas prices decreased to $13.93 per barrel and $2.15 per Mcf, respectively, for the six months ended June 30, 1998 from $21.50 per barrel and $2.33 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,007 (26.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and a refund of ad valorem taxes on one well during the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 22.4% for the six months ended June 30, 1998 from 17.3% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,623 (50%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from decreases in the volumes of gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and significant upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, these expenses decreased to 16.7% for the six months ended June 30, 1998 from 19.0% for the six months ended June 30, 1997. This percentage decrease was primarily due to the upward revisions in the estimates of remaining gas reserves at December 31, 1997.

      General and administrative expenses decreased $2,700 (6.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 17.1% for the six months ended June 30, 1998 from 10.4% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      1980-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                            Three Months Ended June 30,
                                            ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $128,038         $227,229
      Oil and gas production expenses             $ 30,829         $ 41,963
      Barrels produced                                 390              341
      Mcf produced                                  56,115          110,765
      Average price/Bbl                           $  13.07         $  21.02
      Average price/Mcf                           $   2.19         $   1.99

      As shown in the table above, total oil and gas sales decreased $99,190 (43.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $109,000, was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $11,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 49 barrels, while volumes of gas sold decreased 54,650 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in the volumes of gas sold resulted primarily from the sale of several wells during 1997 and the receipt of a reduced percentage of sales during the three months ended June 30, 1998 due to the 1980-2 Program's overproduced position in three wells. Average oil prices decreased to $13.07 per barrel for the three months ended June 30, 1998 from $21.02 per barrel for the three months ended June 30, 1997. Average gas prices increased to $2.19 per Mcf for the three months ended June 30, 1998 from $1.99 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,134 (26.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on one well during the three months ended June 30, 1997 to improve the recovery of reserves, (ii) decreased production taxes associated with the decrease in oil and gas sales, (iii) credits received from the operator on one well during the three months ended June 30, 1998, and (iv) the sale of several wells during 1997. These decreases were partially offset by an increase in general repair and maintenance expenses on several wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 24.1% for the three months ended June 30, 1998 from 18.5% for the three months ended June 30, 1997. This percentage increase was primarily due to the increase in general repair and maintenance expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,473 (11.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decrease in volumes of gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) significant upward revisions in estimates of remaining gas reserves at December 31, 1997. These decreases were partially offset by an increase related to a decrease in the gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense increased to 15.5% for the three months ended June 30, 1998 from 9.8% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in the gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997 as discussed above.

      General and administrative expenses decreased $1,820 (7.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 17.5% for the three months ended June 30, 1998 from 10.6% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales as discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                              Six Months Ended June 30,
                                              -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $454,724         $493,396
      Oil and gas production expenses             $ 69,962         $ 84,722
      Barrels produced                                 717              728
      Mcf produced                                 222,191          221,104
      Average price/Bbl                           $  14.27         $  21.60
      Average price/Mcf                           $   2.00         $   2.16

      As shown in the table above, total oil and gas sales decreased $38,672 (7.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $5,000 and $35,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil sold decreased 11 barrels, while volumes of gas sold increased 1,087 Mcf for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Average oil and gas prices decreased to $14.27 per barrel and $2.00 per Mcf, respectively, for the six months ended June 30, 1998 from $21.60 per barrel and $2.16 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,760 (17.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on one well during the six months ended June 30, 1997 to improve the recovery of reserves,
      (ii) a refund of ad valorem taxes on one well received during the six months ended June 30, 1998, and (iii) subsurface repair expenses incurred on one well during the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 15.4% for the six months ended June 30, 1998 from 17.2% for the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,541 (16.5%) for the six months ended June 30, 1998 as compared to the June 30, 1997. This decrease resulted primarily from significant upward revisions in estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 12.8% for the six months ended June 30, 1998 from 14.2% for the six months ended June 30, 1997.

      General and administrative expenses decreased $3,350 (5.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.7% for the six months ended June 30, 1998 and 11.5% for the six months ended June 30, 1997.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1980-1 Program's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.2       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1980-2 Program's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 11, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 11, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.