Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1998-11-04
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 1998                               33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 17,693        $197,606
   Accrued oil and gas sales                        46,262          98,315
                                                  --------        --------
      Total current assets                        $ 63,955        $295,921

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            365,614         471,863

DEFERRED CHARGE                                    126,390         126,390
                                                  --------        --------
                                                  $555,959        $894,174
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  6,897        $ 34,756
   Gas imbalance payable                            11,046          11,046
                                                  --------        --------
      Total current liabilities                   $ 17,943        $ 45,802

ACCRUED LIABILITY                                 $ 44,579        $ 44,579

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 40 units                       $  4,934        $  8,038
   Limited Partners, issued and
      outstanding, 4,000 units                     488,503         795,755
                                                  --------        --------
      Total Partners' capital                     $493,437        $803,793
                                                  --------        --------
                                                  $555,959        $894,174
                                                  ========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $87,267          $150,705
   Interest                                        1,315             1,312
                                                 -------          --------
                                                 $88,582          $152,017

COSTS AND EXPENSES:
   Oil and gas production                        $30,436          $ 42,212
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  27,134            19,345
   General and administrative
      (Note 2)                                    15,325            16,157
                                                 -------          --------
                                                 $72,895          $ 77,714
                                                 -------          --------

NET INCOME                                       $15,687          $ 74,303
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $   156          $    743
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $15,531          $ 73,560
                                                 =======          ========
NET INCOME PER UNIT                              $  3.88          $  18.39
                                                 =======          ========
UNITS OUTSTANDING                                  4,040             4,040
                                                 =======          ========



















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $300,936          $525,961
   Interest                                        5,649             5,801
                                                --------          --------
                                                $306,585          $531,762

COSTS AND EXPENSES:
   Oil and gas production                       $ 78,222          $107,005
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  62,755            90,589
   General and administrative
      (Note 2)                                    51,764            55,296
                                                --------          --------
                                                $192,741          $252,890
                                                --------          --------

NET INCOME                                      $113,844          $278,872
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,138          $  2,789
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $112,706          $276,083
                                                ========          ========
NET INCOME PER UNIT                             $  28.18          $  69.03
                                                ========          ========
UNITS OUTSTANDING                                  4,040             4,040
                                                ========          ========



















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                  1998             1997
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $113,844          $278,872
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                62,755            90,589
      Decrease in accrued oil and
        gas sales                                 52,053            60,946
      Increase (decrease) in accounts
        payable                                (  27,859)              172
                                                --------          --------
      Net cash provided by operating
        activities                              $200,793          $430,579
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 49,889          $  3,050
   Additions to oil and gas
      properties                               (   6,395)        (   2,319)
                                                --------          --------
   Net cash provided by investing
      activities                                $ 43,494          $    731
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($424,200)        ($565,600)
                                                --------          --------
   Net cash used by financing
      activities                               ($424,200)        ($565,600)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($179,913)        ($134,290)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           197,606           227,376
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 17,693          $ 93,086
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 49,654         $268,020
   Accrued oil and gas sales                      167,830          126,291
                                                 --------         --------
      Total current assets                       $217,484         $394,311

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           157,779          266,773

DEFERRED CHARGE                                    75,520           75,520
                                                 --------         --------
                                                 $450,783         $736,604
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $160,448         $ 39,922
   Gas imbalance payable                            7,094           71,205
                                                 --------         --------
      Total current liabilities                  $167,542         $111,127

ACCRUED LIABILITY                                $133,166         $133,166

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 59 units                      $  1,500         $  4,923
   Limited Partners, issued and
      outstanding, 5,000 units                    148,575          487,388
                                                 --------         --------
      Total Partners' capital                    $150,075         $492,311
                                                 --------         --------
                                                 $450,783         $736,604
                                                 ========         ========










            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                             $83,034          $119,563
   Interest                                        3,073             3,063
                                                 -------          --------
                                                 $86,107          $122,626

COSTS AND EXPENSES:
   Oil and gas production                        $26,225          $ 33,644
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  28,377             9,131
   General and administrative
      (Note 2)                                    23,037            24,077
                                                 -------          --------
                                                 $77,639          $ 66,852
                                                 -------          --------

NET INCOME                                       $ 8,468          $ 55,774
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $    84          $    558
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $ 8,384          $ 55,216
                                                 =======          ========
NET INCOME PER UNIT                              $  1.67          $  11.02
                                                 =======          ========
UNITS OUTSTANDING                                  5,059             5,059
                                                 =======          ========



















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                  1998             1997
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $537,758          $612,959
   Interest                                       11,603            10,542
                                                --------          --------
                                                $549,361          $623,501

COSTS AND EXPENSES:
   Oil and gas production                       $ 96,187          $118,366
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  86,675            78,970
   General and administrative
      (Note 2)                                    76,360            80,750
                                                --------          --------
                                                $259,222          $278,086
                                                --------          --------

NET INCOME                                      $290,139          $345,415
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  2,901          $  3,454
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $287,238          $341,961
                                                ========          ========
NET INCOME PER UNIT                             $  57.35          $  68.28
                                                ========          ========
UNITS OUTSTANDING                                  5,059             5,059
                                                ========          ========



















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                  1998             1997
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $290,139          $345,415
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                86,675            78,970
      (Increase) decrease in accrued
        oil and gas sales                      (  41,539)           66,149
      Increase (decrease) in accounts
        payable                                  120,526         (   2,905)
      Decrease in gas imbalance payable        (  64,111)                -
                                                --------          --------
      Net cash provided by operating
        activities                              $391,690          $487,629
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 27,869          $ 14,207
   Additions to oil and gas
      properties                               (   5,550)        (   2,415)
                                                --------          --------
   Net cash provided by investing
      activities                                $ 22,319          $ 11,792
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($632,375)        ($581,785)
                                                --------          --------
   Net cash used by financing
      activities                               ($632,375)        ($581,785)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($218,366)        ($ 82,364)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           268,020           369,731
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 49,654          $287,367
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997, the 1980-1 Program incurred such expenses totaling $15,325 and $16,157, respectively, of which $14,022 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the 1980-1 Program incurred such expenses totaling $51,764 and $55,296, respectively, of which $42,066 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1998 and 1997, the 1980-2 Program incurred such expenses totaling $23,037 and $24,077, respectively, of which $21,405 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the 1980-2 Program incurred such expenses totaling $76,360 and $80,750 respectively, of which $64,215 was paid each period to Dyco and its affiliates.

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

      The Programs' Statements of Cash Flows for the nine months ended September 30, 1998 include proceeds from the sale of oil and gas properties during the first quarter of 1998. These proceeds were included in the Programs' cash distributions paid in June 1998. It is possible that the Programs' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Programs' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Programs' remaining properties.

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

      1980-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1998              1997
                                                  -------          --------
      Oil and gas sales                           $87,267          $150,705
      Oil and gas production expenses             $30,436          $ 42,212
      Barrels produced                                321               289
      Mcf produced                                 52,278            66,111
      Average price/Bbl                           $ 11.90          $  17.85
      Average price/Mcf                           $  1.60          $   2.20

      As shown in the table above, total oil and gas sales decreased $63,438 (42.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $30,000 was related to a decrease in volumes of gas sold and approximately $32,000 was related to a decrease in the average price of gas sold.
      Volumes of oil sold increased 32 barrels, while volumes of gas sold decreased 13,833 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in the volumes of gas sold resulted primarily from negative prior period volume adjustments made by the purchasers on two wells during the three months ended September 30, 1998. Average oil and gas prices decreased to $11.90 per barrel and $1.60 per Mcf, respectively, for the three months ended September 30, 1998 from $17.85 per barrel and $2.20 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,776 (27.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) surface repair expenses incurred on two wells during the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 34.9% for the three months ended September 30, 1998 from 28.0% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,789 (40.3 %) for the three months ended September 30, 1998 as compared with the three months ended September 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. This increase was partially offset by (i) decreases which resulted from significant upward revisions in the estimate of remaining gas reserves at December 31, 1997 and (ii) the decrease in volumes of gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 31.1% for the three months ended September 30, 1998 from 12.8% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared with the three months ended September 30, 1997 and the dollar increase in depreciation, depletion, and amortization.


      General and administrative expenses decreased $832 (5.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 17.6% for the three months ended September 30, 1998 from 10.7% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $300,936         $525,961
      Oil and gas production expenses             $ 78,222         $107,005
      Barrels produced                               1,142            1,246
      Mcf produced                                 146,288          218,463
      Average price/Bbl                           $  13.36         $  20.65
      Average price/Mcf                           $   1.95         $   2.29

      As shown in the table above, total oil and gas sales decreased $225,025 (42.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $165,000 was related to a decrease in volumes of gas sold and approximately $49,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 104 barrels and 72,175 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in the volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two wells during the nine months ended September 30 1997, (ii) the 1980-1 Program receiving a reduced percentage of sales on one well during the nine months ended September 30, 1998 due to the 1980-1 Program's overproduced position in that well, and (iii) negative prior period volume adjustments made by the purchasers on two wells during the nine months ended September 30, 1998. Average oil and gas prices decreased to $13.36 per barrel and $1.95 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.65 per barrel and $2.29 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $28,783 (26.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales and surface repair expenses incurred on two wells during the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 26.0% for the nine months ended September 30, 1998 from 20.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $27,834 (30.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) decreases in the volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) significant upward revisions in the estimate of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, these expenses increased to 20.9% for the nine months ended September 30, 1998 from 17.2% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      General and administrative expenses decreased $3,532 (6.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 17.2% for the nine months ended September 30, 1998 from 10.5% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                   1998              1997
                                                  -------          --------
      Oil and gas sales                           $83,034          $119,563
      Oil and gas production expenses             $26,225          $ 33,644
      Barrels produced                                354               102
      Mcf produced                                 58,799            58,414
      Average price/Bbl                           $ 13.51          $  16.33
      Average price/Mcf                           $  1.33          $   2.02

      As shown in the table above, total oil and gas sales decreased $36,529 (30.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $40,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $4,000 related to an increase in volumes of oil sold. Volumes of oil and gas sold increased 252 barrels and 385 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase in the volumes of oil sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1998. Average oil and gas prices decreased to $13.51 per barrel and $1.33 per Mcf, respectively, for the three months ended September 30, 1998 from $16.33 per barrel and $2.02 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,419 (22.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from a negative prior period production tax adjustment on one well during the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 31.6% for the three months ended September 30, 1998 from 28.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $19,246 (210.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 34.2% for the three months ended September 30, 1998 from 7.6% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses decreased $1,040 (4.3%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 27.7% for the three months ended September 30, 1998 from 20.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $537,758         $612,959
      Oil and gas production expenses             $ 96,187         $118,366
      Barrels produced                               1,071              830
      Mcf produced                                 280,990          279,518
      Average price/Bbl                           $  14.02         $  20.95
      Average price/Mcf                           $   1.86         $   2.13

      As shown in the table above, total oil and gas sales decreased $75,201 (12.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $76,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 241 barrels and 1,472 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in the volumes of oil sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1998. Average oil and gas prices decreased to $14.02 per barrel and $1.86 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.95 per barrel and $2.13 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,179 (18.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) workover expenses incurred during the nine months ended September 30, 1997 to improve the recovery of reserves, (ii) a refund of ad valorem taxes received during the nine months ended September 30, 1998, and (iii) surface repair expenses incurred during the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 17.9% for the nine months ended September 30, 1998 from 19.3% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above, partially offset by the decreases in the average prices of oil and gas sold for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,705 (9.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997, which increase was partially offset by a decrease resulting from significant upward revisions in gas reserve estimates at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 16.1.% for the nine months ended September 30, 1998 from 12.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      General and administrative expenses decreased $4,390 (5.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 14.2% for the nine months ended September 30, 1998 from 13.2% for the nine months ended September 30, 1997.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1980-1 Program's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.2       Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1980-2 Program's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                              PARTNERSHIP

                                  (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 4, 1998            By:   /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 4, 1998            By:  /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.