Form 10-Q
period 1999-03-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1999-05-05
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1999                           33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   1999           1998
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $145,979        $ 57,478
   Accounts receivable - related
      party (Note 2)                                     -          57,688
   Accrued oil and gas sales                        39,470          48,350
                                                  --------        --------
      Total current assets                        $185,449        $163,516

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            348,992         363,306

DEFERRED CHARGE                                     50,095          50,095
                                                  --------        --------
                                                  $584,536        $576,917
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  5,119        $  4,902
   Gas imbalance payable                            12,524          12,524
                                                  --------        --------
      Total current liabilities                   $ 17,643        $ 17,426

ACCRUED LIABILITY                                 $ 39,034        $ 40,987

PARTNERS' CAPITAL:
   General Partner, 40 general
      partner units                               $  5,279        $  5,185
   Limited Partners, issued and
      outstanding, 4,000 Units                     522,580         513,319
                                                  --------        --------
      Total Partners' capital                     $527,859        $518,504
                                                  --------        --------
                                                  $584,536        $576,917
                                                  ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                     1999            1998
                                                  --------        --------

REVENUES:
   Oil and gas sales                               $62,391        $122,828
   Interest                                            749           2,469
                                                   -------        --------
                                                   $63,140        $125,297

COSTS AND EXPENSES:
   Oil and gas production                          $18,955        $ 23,516
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    14,314          18,390
   General and administrative
      (Note 2)                                      20,516          21,640
                                                   -------        --------
                                                   $53,785        $ 63,546
                                                   -------        --------

NET INCOME                                         $ 9,355        $ 61,751
                                                   =======        ========
GENERAL PARTNER (1%) - net income                  $    94        $    618
                                                   =======        ========
LIMITED PARTNERS (99%) - net income                $ 9,261        $ 61,133
                                                   =======        ========
NET INCOME PER UNIT                                $  2.32        $  15.28
                                                   =======        ========
UNITS OUTSTANDING                                    4,040           4,040
                                                   =======        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                                                     1999            1998
                                                   ---------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  9,355        $ 61,751
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  14,314          18,390
      Decrease in accrued oil and
        gas sales                                    8,880          23,260
      Increase in accounts receivable -
        General Partner                                  -       (  62,943)
      Decrease in accounts receivable -
        related party                                6,216               -
      Increase (decrease) in accounts
        payable                                        217       (  21,153)
      Decrease in accrued liability              (   1,953)              -
                                                  --------        --------
      Net cash provided by operating
        activities                                $ 37,029        $ 19,305
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $ 51,472        $ 62,943
   Additions to oil and gas
      properties                                         -       (   5,852)
                                                  --------        --------
   Net cash provided by investing
      activities                                  $ 51,472        $ 57,091
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             $      -       ($181,800)
                                                  --------        --------
   Net cash used by financing
      activities                                  $      -       ($181,800)
                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               $ 88,501       ($105,404)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              57,478         197,606
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $145,979        $ 92,202
                                                  ========        ========
            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   March 31,      December 31,
                                                     1999            1998
                                                 -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 40,225        $ 62,393
   Accrued oil and gas sales                        72,413          88,634
                                                  --------        --------
      Total current assets                        $112,638        $151,027

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            159,482         173,280

DEFERRED CHARGE                                     33,425          33,425
                                                  --------        --------
                                                  $305,545        $357,732
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  5,937        $  5,459
   Gas imbalance payable                            16,840          16,840
                                                  --------        --------
      Total current liabilities                   $ 22,777        $ 22,299

ACCRUED LIABILITY                                 $ 79,075        $ 79,075

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                               $  2,037        $  2,564
   Limited Partners, issued and
      outstanding, 5,000 Units                     201,656         253,794
                                                  --------        --------
      Total Partners' capital                     $203,693        $256,358
                                                  --------        --------
                                                  $305,545        $357,732
                                                  ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                     1999            1998
                                                   --------       ---------

REVENUES:
   Oil and gas sales                              $121,246        $326,686
   Interest                                            904           3,450
                                                  --------        --------
                                                  $122,150        $330,136

COSTS AND EXPENSES:
   Oil and gas production                         $ 29,621        $ 39,133
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    14,238          38,427
   General and administrative
      (Note 2)                                      29,776          30,944
                                                  --------        --------
                                                  $ 73,635        $108,504
                                                  --------        --------

NET INCOME                                        $ 48,515        $221,632
                                                  ========        ========
GENERAL PARTNER (1%) - net income                 $    485        $  2,216
                                                  ========        ========
LIMITED PARTNERS (99%) - net income               $ 48,030        $219,416
                                                  ========        ========
NET INCOME PER UNIT                               $   9.59        $  43.81
                                                  ========        ========
UNITS OUTSTANDING                                    5,059           5,059
                                                  ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                     1999            1998
                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 48,515        $221,632
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  14,238          38,427
      Decrease in accrued oil and gas
        gas sales                                   16,221          10,540
      Increase in accounts receivable -
        General Partner                                  -       (  45,780)
      Increase (decrease) in accounts
        payable                                        478       (  23,212)
                                                  --------        --------
      Net cash provided by operating
        activities                                $ 79,452        $201,607
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $      -        $ 45,784
   Additions to oil and gas
      properties                                 (     440)      (   6,096)
                                                  --------        --------
   Net cash provided (used) by
      investing activities                       ($    440)       $ 39,688
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($101,180)      ($151,770)
                                                  --------        --------
   Net cash used by financing
      activities                                 ($101,180)      ($151,770)
                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($ 22,168)       $ 89,525

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              62,393         268,020
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 40,225        $357,545
                                                  ========        ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 1999, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999, results of operations for the three months ended March 31, 1999 and 1998, and changes in cash flows for the three months ended March 31, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The related party receivable at December 31, 1998 represents $51,472 for a gas imbalance settlement and $6,216 in related interest (at prime plus 1%) due from an affiliate of the 1980-1 Program related to the sale of a well in early 1998. Such receivable was collected in the first quarter of 1999.

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1999 and 1998, the 1980-1 Program incurred such expenses totaling $20,516 and $21,640, respectively, of which $14,022 was paid each period to Dyco and its affiliates. During the three months ended March 31, 1999 and 1998, the 1980-2 Program incurred such expenses totaling $29,776 and $30,944, respectively, of which $21,405 was paid each period to Dyco and its affiliates.

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

      The 1980-1 Program's Statement of Cash Flows for the three months ended March 31, 1999 includes proceeds of $51,472 from the settlement of the gas imbalance position on one well sold during 1998. These proceeds will be included in the 1980-1 Program's cash distributions paid in June 1999.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, oil prices have rebounded slightly during the first quarter of 1999 primarily due to a decrease in the global oil surplus and production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize,
      (ii) increase, or (iii) decrease.

      1980-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1999            1998
                                                    -------       --------
      Oil and gas sales                            $62,391        $122,828
      Oil and gas production expenses              $18,955        $ 23,516
      Barrels produced                                 301             445
      Mcf produced                                  34,753          54,413
      Average price/Bbl                            $ 11.84        $  15.60
      Average price/Mcf                            $  1.69        $   2.13

      As shown in the table above, total oil and gas sales decreased $60,437 (49.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $42,000 was related to a decrease in volumes of gas sold and approximately $15,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 144 barrels and 19,660 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1998 and (ii) the 1980-1 Program receiving a reduced percentage of sales on two significant wells during the three months ended March 31, 1999 due to the 1980-1 Program's overproduced position in those wells. Average oil and gas prices decreased to $11.84 per barrel and $1.69 per Mcf, respectively, for the three months ended March 31, 1999 from $15.60 per barrel and $2.13 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,561 (19.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from decreases in (i) production taxes associated with the decrease in oil and gas sales and (ii) lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by credits received from the operator on two wells during the three months ended March 31, 1998 for prior operating expenses. As a percentage of oil and gas sales, these expenses increased to 30.4% for the three months ended March 31, 1999 from 19.1% for the three months ended March 31, 1998. This percentage increase was primarily due to the credits received during 1998 for prior operating expenses and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,076 (22.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decrease in volumes of oil and gas sold, which decrease was partially offset by an increase resulting primarily from a decrease in the gas price used in the valuation of reserves at March 31, 1999 as compared to March 31, 1998. As a percentage of oil and gas sales, this expense increased to 22.9% for the three months ended March 31, 1999 from 15.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the decrease in the gas price used in the valuation of reserves.

      General and administrative expenses decreased $1,124 (5.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 32.9% for the three months ended March 31, 1999 from 17.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                  Three Months Ended March 31,
                                                 ----------------------------
                                                     1999            1998
                                                   --------        --------
      Oil and gas sales                           $121,246        $326,686
      Oil and gas production expenses             $ 29,621        $ 39,133
      Barrels produced                                 243             327
      Mcf produced                                  71,241         166,076
      Average price/Bbl                           $  12.91        $  15.71
      Average price/Mcf                           $   1.66        $   1.94

      As shown in the table above, total oil and gas sales decreased $205,440 (62.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $184,000 was related to a decrease in volumes of gas sold and approximately $20,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 84 barrels and 94,835 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchaser on two wells during the three months ended March 31, 1998. Average oil and gas prices decreased to $12.91 per barrel and $1.66 per Mcf, respectively, for the three months ended March 31, 1999 from $15.71 per barrel and

      $1.94 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,512 (24.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by credits received from the operator on two wells during the three months ended March 31, 1998 for prior operating expenses. As a percentage of oil and gas sales, these expenses increased to 24.4% for the three months ended March 31, 1999 from 12.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the positive prior period volume adjustments made during the three months ended March 31, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,189 (62.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense remained relatively constant at 11.7% for the three months ended March 31, 1999 and 11.8% for the three months ended March 31, 1998.

      General and administrative expenses decreased $1,168 (3.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 24.6% for the three months ended March 31, 1999 from 9.5% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of May 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than June 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Programs.

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

      With respect to oil and gas production and processing equipment, neither Samson nor the Programs operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than June 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Programs' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than June 30, 1999.

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

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Samson believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27.1         Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1980-1 Program's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.2         Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1980-2 Program's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 5, 1999           By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 5, 1999                 By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.