Form 10-Q
period 1999-09-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 1999-11-03
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 1999                              33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 83,128        $ 57,478
   Accrued oil and gas sales                        64,460          48,350
   Accounts receivable - related
      party (Note 2)                                     -          57,688
                                                  --------        --------
      Total current assets                        $147,588        $163,516

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            331,757         363,306

DEFERRED CHARGE                                     51,102          50,095
                                                  --------        --------
                                                  $530,447        $576,917
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  5,648        $  4,902
   Gas imbalance payable                            12,524          12,524
                                                  --------        --------
      Total current liabilities                   $ 18,172        $ 17,426

ACCRUED LIABILITY                                 $ 40,440        $ 40,987

PARTNERS' CAPITAL:
   General Partner, 40 general
      partner units                               $  4,718        $  5,185
   Limited Partners, issued and
      outstanding, 4,000 Units                     467,117         513,319
                                                  --------        --------
      Total Partners' capital                     $471,835        $518,504
                                                  --------        --------
                                                  $530,447        $576,917
                                                  ========        ========




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                   1999             1998
                                                 --------         -------

REVENUES:
   Oil and gas sales                             $101,078         $87,267
   Interest                                           524           1,315
                                                 --------         -------
                                                 $101,602         $88,582

COSTS AND EXPENSES:
   Oil and gas production                        $ 22,672         $30,436
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    8,125          27,134
   General and administrative
      (Note 2)                                     15,259          15,325
                                                 --------         -------
                                                 $ 46,056         $72,895
                                                 --------         -------

NET INCOME                                       $ 55,546         $15,687
                                                 ========         =======
GENERAL PARTNER (1%) - net income                $    555         $   156
                                                 ========         =======
LIMITED PARTNERS (99%) - net income              $ 54,991         $15,531
                                                 ========         =======
NET INCOME PER UNIT                              $  13.75         $  3.88
                                                 ========         =======
UNITS OUTSTANDING                                   4,040           4,040
                                                 ========         =======




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                   1999             1998
                                                 --------         --------

REVENUES:
   Oil and gas sales                             $240,172         $300,936
   Interest                                         2,784            5,649
                                                 --------         --------
                                                 $242,956         $306,585

COSTS AND EXPENSES:
   Oil and gas production                        $ 66,081         $ 78,222
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   31,550           62,755
   General and administrative
      (Note 2)                                     50,594           51,764
                                                 --------         --------
                                                 $148,225         $192,741
                                                 --------         --------

NET INCOME                                       $ 94,731         $113,844
                                                 ========         ========
GENERAL PARTNER (1%) - net income                $    947         $  1,138
                                                 ========         ========
LIMITED PARTNERS (99%) - net income              $ 93,784         $112,706
                                                 ========         ========
NET INCOME PER UNIT                              $  23.45         $  28.18
                                                 ========         ========
UNITS OUTSTANDING                                   4,040            4,040
                                                 ========         ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 94,731          $113,844
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                31,550            62,755
      (Increase) decrease in accrued
        oil and gas sales                      (  16,110)           52,053
      Decrease in accounts receivable -
        General Partner                            6,216                 -
      Increase in deferred charge              (   1,007)                -
      Increase (decrease) in accounts
        payable                                      746         (  27,859)
      Decrease in accrued liability            (     547)                -
                                                --------          --------
      Net cash provided by operating
        activities                              $115,579          $200,793
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 51,472          $ 49,889
   Additions to oil and gas
      properties                               (       1)        (   6,395)
                                                --------          --------
   Net cash provided by investing
      activities                                $ 51,471          $ 43,494
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($141,400)        ($424,200)
                                                --------          --------
   Net cash used by financing
      activities                               ($141,400)        ($424,200)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 25,650         ($179,913)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            57,478           197,606
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 83,128          $ 17,693
                                                ========          ========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 67,206         $ 62,393
   Accrued oil and gas sales                      111,145           88,634
                                                 --------         --------
      Total current assets                       $178,351         $151,027

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           145,208          173,280

DEFERRED CHARGE                                    33,425           33,425
                                                 --------         --------
                                                 $356,984         $357,732
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  6,777         $  5,459
   Gas imbalance payable                           16,840           16,840
                                                 --------         --------
      Total current liabilities                  $ 23,617         $ 22,299

ACCRUED LIABILITY                                $ 79,075         $ 79,075

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                              $  2,543         $  2,564
   Limited Partners, issued and
      outstanding, 5,000 Units                    251,749          253,794
                                                 --------         --------
      Total Partners' capital                    $254,292         $256,358
                                                 --------         --------
                                                 $356,984         $357,732
                                                 ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $157,536          $83,034
   Interest                                        1,464            3,073
                                                --------          -------
                                                $159,000          $86,107

COSTS AND EXPENSES:
   Oil and gas production                       $ 34,669          $26,225
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   5,623           28,377
   General and administrative
      (Note 2)                                    22,953           23,037
                                                --------          -------
                                                $ 63,245          $77,639
                                                --------          -------

NET INCOME                                      $ 95,755          $ 8,468
                                                ========          =======
GENERAL PARTNER (1%) - net income               $    958          $    84
                                                ========          =======
LIMITED PARTNERS (99%) - net income             $ 94,797          $ 8,384
                                                ========          =======
NET INCOME PER UNIT                             $  18.93          $  1.67
                                                ========          =======
UNITS OUTSTANDING                                  5,059            5,059
                                                ========          =======



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $421,401          $537,758
   Interest                                        2,996            11,603
                                                --------          --------
                                                $424,397          $549,361

COSTS AND EXPENSES:
   Oil and gas production                       $ 95,247          $ 96,187
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  28,514            86,675
   General and administrative
      (Note 2)                                    75,047            76,360
                                                --------          --------
                                                $198,808          $259,222
                                                --------          --------

NET INCOME                                      $225,589          $290,139
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  2,256          $  2,901
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $223,333          $287,238
                                                ========          ========
NET INCOME PER UNIT                             $  44.59          $  57.35
                                                ========          ========
UNITS OUTSTANDING                                  5,059             5,059
                                                ========          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $225,589          $290,139
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                28,514            86,675
      Increase in accrued oil and gas
        sales                                  (  22,511)        (  41,539)
      Increase in accounts payable                 1,318           120,526
      Decrease in gas imbalance payable                -         (  64,111)
                                                --------          --------
      Net cash provided by operating
        activities                              $232,910          $391,690
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $ 27,869
   Additions to oil and gas
      properties                               (     442)        (   5,550)
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($    442)         $ 22,319
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($227,655)        ($632,375)
                                                --------          --------
   Net cash used by financing
      activities                               ($227,655)        ($632,375)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  4,813         ($218,366)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            62,393           268,020
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 67,206          $ 49,654
                                                ========          ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1999 and 1998, the 1980-1 Program incurred such expenses totaling $15,259 and $15,325, respectively, of which $14,022 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998, the 1980-1 Program incurred such expenses totaling $50,594 and $51,764, respectively, of which $42,066 was paid each period to Dyco and its affiliates. During the three months ended September 30, 1999 and 1998, the 1980-2 Program incurred such expenses totaling $22,953 and $23,037, respectively, of which $21,405 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998, the 1980-2 Program incurred such expenses totaling $75,047 and $76,360, respectively, of which $64,215 was paid each period to Dyco and its affiliates.

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

      The 1980-1 Program's Statement of Cash Flows for the nine months ended September 30, 1999 includes proceeds of $51,472 from the settlement of the gas imbalance position on one well sold during 1998. These proceeds were included in the 1980-1 Program's cash distributions paid in June 1999.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded during 1999 primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      1980-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1999             1998
                                                  --------         -------
      Oil and gas sales                           $101,078         $87,267
      Oil and gas production expenses             $ 22,672         $30,436
      Barrels produced                                 296             321
      Mcf produced                                  38,265          52,278
      Average price/Bbl                           $  19.33         $ 11.90
      Average price/Mcf                           $   2.49         $  1.60

      As shown in the table above, total oil and gas sales increased $13,811 (15.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $2,000 and $34,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $22,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 25 barrels and 14,013 Mcf, respectively, during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on two wells during the three months ended September 30, 1998. Average oil and gas prices increased to $19.33 per barrel and $2.49 per Mcf, respectively, for the three months ended September 30, 1999 from $11.90 per barrel and $1.60 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,764 (25.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to decreases in (i) compression expenses on several wells during the three months ended September 30, 1999 and (ii) overhead expenses charged by the operator on one well during the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 22.4% for the three months ended September 30, 1999 from 34.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $19,009 (70.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 8.0% for the three months ended September 30, 1999 from 31.1% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 15.1% for the three months ended September 30, 1999 from 17.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $240,172         $300,936
      Oil and gas production expenses             $ 66,081         $ 78,222
      Barrels produced                               1,035            1,142
      Mcf produced                                 107,105          146,288
      Average price/Bbl                           $  15.04         $  13.36
      Average price/Mcf                           $   2.10         $   1.95

      As shown in the table above, total oil and gas sales decreased $60,764 (20.2%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $77,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $15,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 107 barrels and 39,183 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two wells during the nine months ended September 30, 1998, (ii) the 1980-1 Program receiving an increased percentage of sales on one well during the nine months ended September 30, 1998, and (iii) normal declines in production. Average oil and gas prices increased to $15.04 per barrel and $2.10 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.36 per barrel and $1.95 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,141 (15.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to decreases in (i) lease operating expenses associated with the decreases in volumes of oil and gas sold and
      (ii) production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 27.5% for the nine months ended September 30, 1999 from 26.0% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $31,205 (49.7%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30 1998. As a percentage of oil and gas sales, this expense decreased to 13.1% for the nine months ended September 30, 1999 from 20.9% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,170 (2.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 21.1% for the nine months ended September 30, 1999 from 17.2% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   1999             1998
                                                 --------          -------
      Oil and gas sales                          $157,536          $83,034
      Oil and gas production expenses            $ 34,669          $26,225
      Barrels produced                                253              354
      Mcf produced                                 59,119           58,799
      Average price/Bbl                          $  21.25          $ 13.51
      Average price/Mcf                          $   2.57          $  1.33

      As shown in the table above, total oil and gas sales increased $74,502 (89.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $73,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 101 barrels, while volumes of gas sold increased 320 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Average oil and gas prices increased to $21.25 per barrel and $2.57 per Mcf, respectively, for the three months ended September 30, 1999 from $13.51 per barrel and $1.33 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,444 (32.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to a negative prior period production tax adjustment on one well during the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 22.0% for the three months ended September 30, 1999 from 31.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $22,754 (80.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 and (ii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 3.6% for the three months ended September 30, 1999 from 34.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 14.6% for the three months ended September 30, 1999 from 27.7% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1999              1998
                                                 --------          --------
      Oil and gas sales                          $421,401          $537,758
      Oil and gas production expenses            $ 95,247          $ 96,187
      Barrels produced                                881             1,071
      Mcf produced                                203,055           280,990
      Average price/Bbl                          $  15.91          $  14.02
      Average price/Mcf                          $   2.01          $   1.86

      As shown in the table above, total oil and gas sales decreased $116,357 (21.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $145,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $30,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 190 barrels and 77,935 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on several wells during the nine months ended September 30, 1998. These decreases were partially offset by increased production on one well during the nine months ended September 30, 1999 due to an increase in pipeline capacity. Average oil and gas prices increased to $15.91 per barrel and $2.01 per Mcf, respectively, for the nine months ended September 30, 1999 from $14.02 per barrel and $1.86 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. A decrease in production taxes associated with the decrease in oil and gas sales was significantly offset by an increase primarily due to (i) a negative prior period production tax adjustment on one well during the nine months ended September 30, 1998 and (ii) credits received from the operator on two wells during the nine months ended September 30, 1998 for prior year lease operating expenses. As a percentage of oil and gas sales, these expenses increased to 22.6% for the nine months ended September 30, 1999 from 17.9% for the nine months ended September 30, 1998. This percentage increase was primarily due to (i) the 1998 negative production tax adjustment and (ii) 1998 credits received for prior year operating expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $58,161 (67.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of oil and gas sold, (ii) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 6.8% for the nine months ended September 30, 1999 from 16.1% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 17.8% for the nine months ended September 30, 1999 from 14.2% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


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

      The Programs rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not expected to be material to the Programs.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the 1980-1 Program's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the 1980-2 Program's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 3, 1999            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 3, 1999            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.