Form 10-K405
period 1999-12-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2000-03-28
CIK 806576, 806577

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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


                          TABLE OF CONTENTS

PART I.........................................................................3
      ITEM 1.   BUSINESS.......................................................3
      ITEM 2.   PROPERTIES.....................................................7
      ITEM 3.   LEGAL PROCEEDINGS.............................................12
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS...........12
PART II.......................................................................12
      ITEM 5.   MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                AND RELATED LIMITED PARTNER MATTERS...........................12
      ITEM 6.   SELECTED FINANCIAL DATA.......................................14
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................17
      ITEM 7A...QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.............................................23
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................24
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................48
PART III......................................................................48
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............48
      ITEM 11.  EXECUTIVE COMPENSATION........................................49
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................54
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................55
PART IV.......................................................................57
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K ..................................................57
      SIGNATURES..............................................................60

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of March 1, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 94.6% and 89.1% of the 1980-1 and the 1980-2 Programs' oil and gas sales, respectively, during the year ended December 31, 1999. In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


ITEM 2.   PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 1999.

                               Well Statistics(1)
                             As of December 31, 1999

                                          1980-1     1980-2
                                          Program    Program
                                          -------    -------
           Gross productive wells(2):
             Oil                              2          1
             Gas                             32         41
                                             --         --
                Total                        34         42

           Net productive wells(3):
             Oil                            .34        .06
             Gas                           1.90       2.82
                                           ----       ----
                Total                      2.24       2.88

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

      Drilling Activities

      During 1999 the 1980-1 Program indirectly participated in the Kephart No. 1-7 well in Custer County, Oklahoma. The 1980-1 Program has a .00156 revenue interest in this well but did not incur any drilling expenses since it does not own a working interest in the well. The 1980-2 Program did not participate in any drilling activities during the year ended December 31, 1999.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                               Net Production Data

                                      Year Ended December 31,
                                  --------------------------------
                                    1999        1998        1997
                                  --------    --------    --------

1980-1 Program:
--------------

      Production:
        Oil (Bbls)(1)                1,171       1,501       1,801
        Gas (Mcf)(2)               146,511     177,782     262,111

      Oil and gas sales:
        Oil                       $ 19,198    $ 19,696    $ 36,126
        Gas                        323,006     352,845     646,543
                                   -------     -------     -------
          Total                   $342,204    $372,541    $682,669
                                   =======     =======     =======
      Total direct operating
        expenses(3)               $ 81,060    $114,156    $164,857
                                   =======     =======     =======

      Direct operating expense
        as a percentage of oil
        and gas sales                23.7%       30.6%       24.1%

      Average sales price:
        Per barrel of oil           $16.39      $13.12      $20.06
        Per Mcf of gas                2.20        1.98        2.47

      Direct operating expenses
        per equivalent Mcf of
        gas(4)                      $  .53      $  .61      $  .60

                                      Year Ended December 31,
                                  --------------------------------
                                    1999        1998       1997
                                  --------    --------   --------

1980-2 Program:
--------------

      Production:
        Oil (Bbls)(1)                  910       1,399      1,256
        Gas (Mcf)(2)               249,181     343,506    356,201

      Oil and gas sales:
        Oil                       $ 15,086    $ 18,911   $ 25,629
        Gas                        521,466     649,235    804,952
                                   -------     -------    -------
          Total                   $536,552    $668,146   $830,581
                                   =======     =======    =======

      Total direct operating
        expenses(3)               $150,187    $124,762   $228,362
                                   =======     =======    =======

      Direct operating expenses
        as a percentage of oil
        and gas sales                28.0%       18.7%      27.5%

      Average sales price:
        Per barrel of oil           $16.58      $13.52     $20.41
        Per Mcf of gas                2.09        1.89       2.26

      Direct operating expenses
        per equivalent Mcf of
        gas(4)                      $  .59      $  .35     $  .63

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

      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 1999 will actually be realized for such production.

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

                               Proved Reserves and
                                Net Present Value
                              From Proved Reserves

                           As of December 31, 1999(1)

1980-1 Program:
--------------

      Estimated proved reserves:
        Gas (Mcf)                                 950,226
        Oil and liquids (Bbls)                     10,325

      Net present value (discounted
        at 10% per annum)                      $1,063,018

1980-2 Program:
--------------

      Estimated proved reserves:
        Gas (Mcf)                               1,373,300
        Oil and liquids (Bbls)                      7,429

      Net present value (discounted
        at 10% per annum)                      $1,279,121


(1) Includes certain gas balancing adjustments which cause the gas volumes and net present value to differ from the reserve reports prepared by Dyco and reviewed by Ryder Scott.

      No estimates of the proved reserves of the Programs comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Programs' proved reserves is contained in Note 4 to the Programs' financial statements, included in Item 8 of this Annual Report.


                             Significant Properties

                                 1980-1 Program
                                 --------------

      As of December 31, 1999, the 1980-1 Program's properties consisted of 34 gross (2.24 net) productive wells. The 1980-1 Program also owned a non-working interest in 29 additional wells. Affiliates of the 1980-1 Program operate 23 (37%) of its total wells. All of the 1980-1 Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

                                 1980-2 Program
                                 --------------

      As of December 31, 1999, the 1980-2 Program's properties consisted of 42 gross (2.88 net) productive wells. The 1980-2 Program also owned a non-working interest in 21 additional wells. Affiliates of the 1980-2 Program operate 24 (38%) of its total wells. All of the 1980-2 Program's reserves are located in the Anadarko Basin.


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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 1999.


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

                                 1980-1 Program
                                 --------------

                                  Repurchase           Cash
                                    Price          Distributions
                                  ----------       -------------
      1998:
        First Quarter                $234              $45
        Second Quarter                189               30
        Third Quarter                 317               30
        Fourth Quarter                287                -

      1999:
        First Quarter                $287              $ -
        Second Quarter                287               35
        Third Quarter                 244                -
        Fourth Quarter                244               25

      2000:
        First Quarter                $219              $ -

                                 1980-2 Program
                                 --------------

                                  Repurchase           Cash
                                     Price         Distributions
                                  ----------       -------------
      1998:
        First Quarter                $136              $30
        Second Quarter                106               55
        Third Quarter                 175               40
        Fourth Quarter                135                -

      1999:
        First Quarter                $135              $20
        Second Quarter                115                -
        Third Quarter                 288               25
        Fourth Quarter                263               20

      2000:
        First Quarter                $243              $ -

      As of March 1, 2000 the 1980-1 Program has 4,000 Units outstanding and approximately 1,150 Limited Partners of record. The 1980-2 Program has 5,000 Units outstanding and approximately 1,450 Limited Partners of record.

ITEM 6.    SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                             1980-1 Program
                                             --------------
                                                        December 31,
                                  -----------------------------------------------------------
                                    1999        1998        1997          1996         1995
                                  --------    --------    --------     ----------   ----------
Summary of Operations
  Oil and gas sales               $342,204    $372,541    $682,669     $  770,955   $  605,626
  Total revenues                   346,168     384,702     689,913        781,724      610,611

  Lease operating
    expenses                        57,375      87,871     115,306         74,882      152,105
  Production taxes                  23,685      26,285      49,551         54,409       41,248
  General and admini-
    strative expenses               65,397      66,362      70,286         68,217       68,974
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                      53,478      65,273     103,658         88,047      122,879

  Net income                       146,233     138,911     351,112        496,169      225,405
    per Unit                         36.20       34.38       86.91         122.81        55.79
  Cash distributions               242,400     424,200     565,600        424,200         -
    per Unit                            60         105         140            105         -

Summary Balance Sheet Data:
  Total assets                     476,056     576,917     894,174      1,062,619    1,033,855
  Partners' capital                422,337     518,504     803,793      1,018,281      946,312





                                             1980-2 Program
                                             --------------

                                                         December 31,
                                  -----------------------------------------------------------
                                    1999         1998       1997          1996         1995
                                  --------     --------   --------     ----------   ----------
Summary of Operations
  Oil and gas sales               $536,552     $668,146   $830,581     $1,022,387   $  820,418
  Total revenues                   540,625      680,153    845,202      1,038,028      827,427

  Lease operating
    expenses                       111,734       80,586    168,469        105,131      356,433
  Production taxes                  38,453       44,176     59,893         74,907       59,115
  General and admini-
    strative expenses               97,389       98,310    103,189        100,208      101,606
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                      40,533       60,659     99,067         88,431      130,828

  Net income                       252,516      396,422    414,584        669,351      179,445
    per Unit                         49.91        78.36      81.95         132.31        35.47
  Cash distributions               328,835      632,375    758,850        657,670      101,180
    per Unit                            65          125        150            130           20

Summary Balance Sheet Data:
  Total assets                     326,825      357,732    736,604      1,009,945    1,070,692
  Partners' capital                180,039      256,358    492,311        836,577      824,896


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Programs' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Programs' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Results of Operations

                                 1980-1 Program
                                 --------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                     --------------------------------------

      Total oil and gas sales decreased $30,337 (8.1%) in 1999 as compared to 1998. Of this decrease, approximately $4,000 and $62,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $4,000 and $32,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 330 barrels and 31,271 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two wells during 1998 and (ii) normal declines in production. Average oil and gas prices increased to $16.39 per barrel and $2.20 per Mcf, respectively, in 1999 from $13.12 per barrel and $1.98 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $33,096 (29.0%) in 1999 as compared to 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) positive prior period lease operating expense adjustments made on several wells during 1998. As a percentage of oil and gas sales, these expenses decreased to 23.7% in 1999 from 30.6% in 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,795 (18.1%) in 1999 as compared to 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 15.6% in 1999 from 17.5% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $965 (1.5%) in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 19.1% in 1999 from 17.8% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


                      Year Ended December 31, 1998 Compared
                         to Year Ended December 31, 1997
                     --------------------------------------

      Total oil and gas sales decreased $310,128 (45.4%) in 1998 as compared to 1997. Of this decrease, approximately $208,000 was related to a decrease in volumes of gas sold and approximately $86,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 300 barrels and 84,329 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1997 and 1998, (ii) a positive prior period volume adjustment made by the purchaser on one well during 1997, and (iii) the 1980-1 Program receiving a reduced percentage of sales on two wells during 1998 due to the 1980-1 Program's overproduced gas balancing positions in those wells. These decreases were partially offset by positive prior period volume adjustments made by the purchasers on two wells during 1998. Average oil and gas prices decreased to $13.12 per barrel and $1.98 per Mcf, respectively, in 1998 from $20.06 per barrel and $2.47 per Mcf, respectively, in 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $50,701 (30.8%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, and (iii) costs related to the settlement of a lawsuit during 1997. These decreases were partially offset by positive prior period lease operating expense adjustments made by the operator on several wells during 1998. As a percentage of oil and gas sales, these expenses increased to 30.6% in 1998 from 24.1% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

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

                                 1980-2 Program
                                 --------------

                      Year Ended December 31, 1999 Compared
                         to Year Ended December 31, 1998
                     --------------------------------------


      Total oil and gas sales decreased $131,594 (19.7%) in 1999 as compared to 1998. Of this decrease, approximately $178,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $51,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 489 barrels and 94,325 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on three wells during 1998 and (ii) normal declines in production. These decreases were partially offset by increased production on one well during 1999 due to an increase in pipeline capacity. Average oil and gas prices increased to $16.58 per barrel and $2.09 per Mcf, respectively, in 1999 from $13.52 per barrel and $1.89 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $25,425 (20.4%) in 1999 as compared to 1998. This increase was primarily due to positive prior period lease operating expense adjustments made on several wells during 1999. As a percentage of oil and gas sales, these expenses increased to 28.0% in 1999 from 18.7% in 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,126 (33.2%) in 1999 as compared to 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 7.6% in 1999 from 9.1% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 18.2% in 1999 from 14.7% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1999 production levels for future years, the 1980-1 and 1980-2 Program's proved reserve quantities at December 31, 1999 would have remaining lives of approximately 6.5 and 5.5 years, respectively, for gas reserves and approximately 8.8 and 8.2 years, respectively, for oil reserves. However, since the Programs' reserve estimates are based on oil and gas prices at December 31, 1999, it is possible that a significant decrease in oil and gas prices from December 31, 1999 levels will reduce such reserves and their corresponding life-span.

      The 1980-1 Program's Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997 include proceeds from the sale of oil and gas properties of $51,540, $53,730, and $5,378, respectively. It is possible that the 1980-1 Program's repurchase values and the likelihood or amount of future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1980-1 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1980-1 Program's remaining properties. In addition, the 1980-1 Program received proceeds during the first quarter of 1999 from the settlement of the gas imbalance position on one sold well. These proceeds were distributed during 1999.

      The Programs' available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Programs for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. Cash for operational purposes has generally been provided by current oil and gas production. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Programs have not experienced any material effects from the year 2000 issue. Costs incurred by the Programs in order to ensure year 2000 compatibility were not material to the Programs.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-1 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 27, 2000

                            DYCO OIL AND GAS PROGRAM
                           1980-1 LIMITED PARTNERSHIP
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     ASSETS
                                     ------

                                              1999         1998
                                            --------     --------
CURRENT ASSETS:
  Cash and cash equivalents                 $ 44,620     $ 57,478
  Accrued oil and gas sales                   66,174       48,350
  Accounts receivable - related
    party (Note 2)                              -          57,688
                                             -------      -------
    Total current assets                    $110,794     $163,516

NET OIL AND GAS PROPERTIES,
  utilizing the full cost method             309,760      363,306

DEFERRED CHARGE                               55,502       50,095
                                             -------      -------
                                            $476,056     $576,917
                                             =======      =======

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                          $  5,712     $  4,902
  Gas imbalance payable                        8,697       12,524
                                             -------      -------
    Total current liabilities               $ 14,409     $ 17,426

ACCRUED LIABILITY                           $ 39,310     $ 40,987

PARTNERS' CAPITAL:
  General Partner, 40 general
    partner units                           $  4,223     $  5,185
  Limited Partners, issued and
    outstanding, 4,000 Units                 418,114      513,319
                                             -------      -------
    Total Partners' Capital                 $422,337     $518,504
                                             -------      -------
                                            $476,056     $576,917
                                             =======      =======





                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-1 LIMITED PARTNERSHIP
                            Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997


                                      1999       1998      1997
                                    --------   --------  --------
REVENUES:
   Oil and gas sales                $342,204   $372,541  $682,669
   Interest, including $6,216
      from a related party
      in 1998 (Note 2)                 3,964     12,161     7,244
                                     -------    -------   -------
                                    $346,168   $384,702  $689,913

COSTS AND EXPENSES:
   Lease operating                  $ 57,375   $ 87,871  $115,306
   Production taxes                   23,685     26,285    49,551
   Depreciation, depletion,
      and amortization of
      oil and gas properties          53,478     65,273   103,658
   General and administrative         65,397     66,362    70,286
                                     -------    -------   -------
                                    $199,935   $245,791  $338,801
                                     -------    -------   -------

NET INCOME                          $146,233   $138,911  $351,112
                                     =======    =======   =======
GENERAL PARTNER (1%) -
   NET INCOME                       $  1,462   $  1,389  $  3,511
                                     =======    =======   =======
LIMITED PARTNERS (99%) -
   NET INCOME                       $144,771   $137,522  $347,601
                                     =======    =======   =======
NET INCOME per Unit                 $  36.20   $  34.38  $  86.91
                                     =======    =======   =======
UNITS OUTSTANDING                      4,040      4,040     4,040
                                     =======    =======   =======




                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-1 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                               General     Limited
                               Partner     Partners      Total
                              ---------  ------------ ------------

Balances at Dec. 31, 1996      $10,183    $1,008,098   $1,018,281
   Cash distributions         (  5,656)  (   559,944) (   565,600)
   Net income                    3,511       347,601      351,112
                                ------     ---------    ---------

Balances at Dec. 31, 1997      $ 8,038    $  795,755   $  803,793
   Cash distributions         (  4,242)  (   419,958) (   424,200)
   Net income                    1,389       137,522      138,911
                                ------     ---------    ---------

Balances at Dec. 31, 1998      $ 5,185    $  513,319   $  518,504
   Cash distributions         (  2,424)  (   239,976) (   242,400)
   Net income                    1,462       144,771      146,233
                                ------     ---------    ---------

Balances at Dec. 31, 1999      $ 4,223    $  418,114   $  422,337
                                ======     =========    =========




                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-1 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997

                                               1999        1998       1997
                                            ----------  ---------- ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                                $146,233    $138,911   $351,112
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties                     53,478      65,273    103,658
      (Increase) decrease in accrued
        oil and gas sales                   (  17,824)     49,965     57,820
      (Increase) decrease in accounts
        receivable - related party              6,216   (   6,216)      -
      (Increase) decrease in
        deferred charge                     (   5,407)     21,043  (  25,750)
      Increase (decrease) in
        accounts payable                          810   (  29,854)    26,880
      Increase (decrease) in gas
        imbalance payable                   (   3,827)      1,478     10,012
      Increase (decrease) in
        accrued liability                   (   1,677)  (   3,592)     9,151
                                              -------     -------    -------
   Net cash provided by
      operating activities                   $178,002    $237,008   $532,883
                                              -------     -------    -------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Proceeds from the sale of
      oil and gas properties                 $ 51,540    $ 53,730   $  5,378
   Additions to oil and gas
      properties                                 -      (   6,666) (   2,431)
                                              -------     -------    -------
   Net cash provided by
      investing activities                   $ 51,540    $ 47,064   $  2,947
                                              -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                       ($242,400)  ($424,200) ($565,600)
                                              -------     -------    -------
   Net cash used by financing activities    ($242,400)  ($424,200) ($565,600)
                                              -------     -------    -------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                         ($ 12,858)  ($140,128) ($ 29,770)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                      57,478     197,606    227,376
                                              -------     -------    -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                          $ 44,620    $ 57,478   $197,606
                                              =======     =======    =======

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING ACTIVITIES:

   In connection with the sale of an oil and gas property in 1998, the 1980-1 Program settled a gas balancing position of $51,472 which was due from a related party at December 31, 1998 and collected during 1999.



                     The accompanying notes are an integral
                      part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1980-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on February 15, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 1,909 (47.7%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997, were $0.35, $0.35, and
      $0.38, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 132,779 Mcf, resulting in prepaid lease operating expenses of $55,502. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 133,160 Mcf, resulting in prepaid lease operating expenses of $50,095.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 94,044 Mcf, resulting in accrued lease operating expenses of $39,310. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 108,949 Mcf, resulting in accrued lease operating expenses of $40,987.

      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999 total sales exceeded the Program's share of estimated total gas reserves on six wells by $8,697 (5,798 Mcf). At December 31, 1998 total sales exceeded the Program's share of estimated total gas reserves on six wells by $12,524 (8,349 Mcf). These amounts were recorded as gas imbalance payables at December 31, 1999 and 1998 in accordance with the sales method.


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

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $65,397, $66,362, and $70,286, of which $56,088 was paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

           The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1999, 1998, and 1997:

           Purchaser                1999      1998      1997
           ---------                -----     -----     -----

           El Paso Energy
             Marketing Company      94.6%     93.5%     88.0%


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

      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                                              December 31,
                                      -----------------------------
                                          1999            1998
                                      -------------   -------------

      Proved properties                $29,703,832     $29,703,900

      Less accumulated depreciation,
        depletion, amortization,
        and valuation allowance       ( 29,394,072)   ( 29,340,594)
                                        ----------      ----------

      Net oil and gas properties       $   309,760     $   363,306
                                        ==========      ==========


      Costs Incurred

           The Program incurred no oil and gas property acquisition or exploration costs during 1999, 1998, and 1997. Costs incurred by the Program in connection with its oil and gas property development activities during 1999, 1998, and 1997 were as follows:

                                             December 31,
                                    ----------------------------
                                     1999        1998      1997
                                    ------      ------    ------

      Development costs             $  -        $6,666    $2,431
                                     =====       =====     =====

Quantities of Proved Oil and Gas Reserves - Unaudited

      Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.





                                1999                    1998                    1997
                        --------------------    ---------------------   ---------------------
                           Oil        Gas          Oil        Gas          Oil         Gas
                         (Bbls)      (Mcf)       (Bbls)      (Mcf)       (Bbls)       (Mcf)
                        --------  -----------   --------  -----------   --------   -----------
Proved reserves,
   beginning of year      5,009    1,110,887     11,049    1,376,965     15,699     1,326,820

Revisions of previous
   estimates              6,487   (   14,150)   ( 4,487)      27,151    ( 2,837)      313,700

Sale of reserves           -            -       (    52)  (  116,917)   (    12)   (    1,444)

Extensions and
  discoveries              -            -          -           1,470       -             -

Production              ( 1,171)  (  146,511)   ( 1,501)  (  177,782)   ( 1,801)   (  262,111)
                         ------    ---------     ------    ---------     ------     ---------

Proved reserves,
   end of year           10,325      950,226      5,009    1,110,887     11,049     1,376,965
                         ======    =========     ======    =========     ======     =========

Proved developed
reserves:
   Beginning of year      5,009    1,110,887     11,049    1,376,965     15,699     1,326,820
                         ------    ---------     ------    ---------     ------     ---------

   End of year           10,325      950,226      5,009    1,110,887     11,049     1,376,965
                         ======    =========     ======    =========     ======     =========


           The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.

                  REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-2 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                               PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 27, 2000

                            DYCO OIL AND GAS PROGRAM
                           1980-2 LIMITED PARTNERSHIP
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     ASSETS
                                     ------
                                            1999        1998
                                          --------    --------

CURRENT ASSETS:
   Cash and cash equivalents              $ 52,257    $ 62,393
   Accrued oil and gas sales                91,782      88,634
                                           -------     -------
      Total current assets                $144,039    $151,027

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method          134,686     173,280

DEFERRED CHARGE                             48,100      33,425
                                           -------     -------
                                          $326,825    $357,732
                                           =======     =======

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                       $  8,842    $  5,459
   Gas imbalance payable                    20,136      16,840
                                           -------     -------
      Total current liabilities           $ 28,978    $ 22,299

ACCRUED LIABILITY                         $117,808    $ 79,075

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                       $  1,801    $  2,564
   Limited Partners, issued and
      outstanding, 5,000 Units             178,238     253,794
                                           -------     -------
      Total Partners' Capital             $180,039    $256,358
                                           -------     -------
                                          $326,825    $357,732
                                           =======     =======







                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-2 LIMITED PARTNERSHIP
                            Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997

                                         1999         1998         1997
                                       --------     --------     --------
REVENUES:
   Oil and gas sales                   $536,552     $668,146     $830,581
   Interest                               4,073       12,007       14,621
                                        -------      -------      -------
                                       $540,625     $680,153     $845,202

COSTS AND EXPENSES:
   Lease operating                     $111,734     $ 80,586     $168,469
   Production taxes                      38,453       44,176       59,893
   Depreciation, depletion,
      and amortization of
      oil and gas properties             40,533       60,659       99,067
   General and administrative            97,389       98,310      103,189
                                        -------      -------      -------
                                       $288,109     $283,731     $430,618
                                        -------      -------      -------

NET INCOME                             $252,516     $396,422     $414,584
                                        =======      =======      =======
GENERAL PARTNER (1%) -
   NET INCOME                          $  2,525     $  3,964     $  4,146
                                        =======      =======      =======
LIMITED PARTNERS (99%) -
   NET INCOME                          $249,991     $392,458     $410,438
                                        =======      =======      =======
NET INCOME per Unit                    $  49.91     $  78.36     $  81.95
                                        =======      =======      =======
UNITS OUTSTANDING                         5,059        5,059        5,059
                                        =======      =======      =======



                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-2 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                                General      Limited
                                Partner      Partners      Total
                               ---------    ----------   ----------

Balances at Dec. 31, 1996       $8,366       $828,211     $836,577
   Cash distributions          ( 7,589)     ( 751,261)   ( 758,850)
   Net income                    4,146        410,438      414,584
                                 -----        -------      -------

Balances at Dec. 31, 1997       $4,923       $487,388     $492,311
   Cash distributions          ( 6,323)     ( 626,052)   ( 632,375)
   Net income                    3,964        392,458      396,422
                                 -----        -------      -------

Balances at Dec. 31, 1998       $2,564       $253,794     $256,358
   Cash distributions          ( 3,288)     ( 325,547)   ( 328,835)
   Net income                    2,525        249,991      252,516
                                 -----        -------      -------

Balances at Dec. 31, 1999       $1,801       $176,238     $180,039
                                 =====        =======      =======




                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-2 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997

                                             1999       1998        1997
                                          ---------- ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $252,516   $396,422    $414,584
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                           40,533     60,659      99,067
      (Increase) decrease in accrued
        oil and gas sales                 (   3,148)    37,657      51,176
      (Increase) decrease in deferred
        charge                            (  14,675)    42,095   (   2,636)
      Increase (decrease) in
        accounts payable                      3,383  (  34,463)     28,889
      Increase (decrease) in gas
        imbalance payable                     3,296  (  54,365)      6,444
      Increase (decrease) in accrued
        liability                            38,733  (  43,603)     35,592
                                           --------    -------     -------
   Net cash provided by
      operating activities                 $320,638   $404,402    $633,116
                                            -------    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of
      oil and gas properties               $     72   $ 28,442    $ 26,556
   Additions to oil and gas
      properties                          (   2,011) (   6,096)  (   2,533)
                                            -------    -------     -------
   Net cash provided (used) by
      investing activities                ($  1,939)  $ 22,346    $ 24,023

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                     ($328,835) ($632,375)  ($758,850)
                                            -------    -------     -------
   Net cash used by financing
      activities                          ($328,835) ($632,375)  ($758,850)
                                            -------    -------     -------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                   ($ 10,136) ($205,627)  ($101,711)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  $ 62,393   $268,020    $369,731
                                            -------    -------     -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                        $ 52,257   $ 62,393    $268,020
                                            =======    =======     =======


                     The accompanying notes are an integral
                      part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1980-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 16, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 2,266 (45.3%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997 were $0.16, $0.17, and
      $0.27, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 143,839 Mcf, resulting in prepaid lease operating expenses of $48,100. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 147,375 Mcf, resulting in prepaid lease operating expenses of $33,425.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 352,298 Mcf, resulting in accrued lease operating expenses of $117,808. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 348,657 Mcf, resulting in accrued lease operating expenses of $79,075.

      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999 total sales exceeded the Program's share of estimated total gas reserves on three wells by $20,136 (13,424 Mcf). At December 31, 1998 total sales exceeded the Program's share of estimated total gas reserves on five wells by $16,840 (11,227
      Mcf). These amounts were recorded as gas imbalance payables at December 31, 1999 and 1998 in accordance with the sales method.


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

2.    TRANSACTIONS WITH RELATED PARTIES

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $97,389, $98,310, and $103,189, respectively, of which $85,620 was paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

           The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1999, 1998, and 1997:


           Purchaser                  1999      1998      1997
           ---------                  -----     -----     -----

           El Paso Energy
             Marketing Company        89.1%     74.2%     92.1%
           Chevron U.S.A. Inc.          -       22.0%       -

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

      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                                               December 31,
                                      ----------------------------
                                          1999           1998
                                      -------------  -------------

      Proved properties                $35,360,437    $35,358,498

      Less accumulated depreciation,
        depletion, amortization,
        and valuation allowance       ( 35,225,751)  ( 35,185,218)
                                        ----------     ----------

      Net oil and gas properties       $   134,686    $   173,280
                                        ==========     ==========


      Costs Incurred

           The Program incurred no oil and gas property acquisition or exploration costs during 1999, 1998, and 1997. Costs incurred by the Program in connection with its oil and gas property development activities during 1999, 1998, and 1997 were as follows:

                                             December 31,
                                       ------------------------
                                        1999     1998     1997
                                       ------   ------   ------

           Development costs           $2,011   $6,096   $2,533
                                        =====    =====    =====

      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of the Program. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.




                               1999                     1998                    1997
                        ---------------------   ---------------------   ---------------------
                          Oil        Gas          Oil         Gas          Oil         Gas
                        (Bbls)      (Mcf)       (Bbls)       (Mcf)       (Bbls)       (Mcf)
                        -------  -----------    -------   -----------   --------   -----------
Proved reserves,
   beginning of year     8,854    1,478,948      7,002     1,301,400     8,699      1,456,279

Revisions of previous
   estimates            (  515)     143,533      3,344       566,011    (  420)       223,282

Sales of reserves          -           -        (   93)   (   46,488)   (   21)    (   21,960)

Extensions and
   discoveries             -           -          -            1,531      -              -

Production              (  910)  (  249,181)    (1,399)   (  343,506)   (1,256)    (  356,201)
                         -----    ---------      -----     ---------     -----      ---------

Proved reserves,
   end of year           7,429    1,373,300      8,854     1,478,948     7,002      1,301,400
                         =====    =========      =====     =========     =====      =========

Proved developed
reserves:
   Beginning of year     8,854    1,478,948      7,002     1,301,400     8,699      1,456,279
                         -----    ---------      -----     ---------     -----      ---------

   End of year           7,429    1,373,300      8,854     1,478,948     7,002      1,301,400
                         =====    =========      =====     =========     =====      =========


           The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.


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

            NAME          AGE            POSITION WITH DYCO
      ----------------    ---     --------------------------------
      Dennis R. Neill      48     President and Director

      Patrick M. Hall      41     Chief Financial Officer

      Judy K. Fox          49     Secretary

      The  director   will  hold  office  until  the  next  annual   meeting  of
shareholders of Dyco or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1999:

              Compensation/Reimbursement to Dyco and its Affiliates
                       Three Years Ended December 31, 1999

   Type of Compensation/
      Reimbursement(1)                        Expense
  ----------------------            ---------------------------
                                     1999       1998      1997
                                    -------    -------   -------

1980-1 Program
--------------

   Compensation:
      Operations                      (2)        (2)       (2)

   Reimbursements:
      General and Adminis-
      trative, Geological,
      and Engineering
      Expenses and Direct
      Expenses(3)                   $56,088    $56,088   $56,088

1980-2 Program
--------------

   Compensation:
      Operations                      (2)        (2)       (2)

   Reimbursements:
      General and Adminis-
      trative, Geological,
      and Engineering
      Expenses and Direct
      Expenses(3)                   $85,620    $85,620   $85,620

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1999:



                                            1980-1 Program
                                            --------------
                                         Salary Reimbursement
                                 Three Years Ended December 31, 1999

                                                              Long Term Compensation
                                                          -------------------------------
                                 Annual Compensation             Awards            Payouts
                              -------------------------   ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal                  Salary    Bonus   sation     Award(s)    Options/    Payouts   sation
   Position           Year      ($)      ($)      ($)        ($)        SARs(#)      ($)       ($)
---------------       ----    -------  -------  -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)(2)       1997      -        -        -         -            -           -         -
                      1998      -        -        -         -            -           -         -
                      1999      -        -        -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)         1997    $33,507    -        -         -            -           -         -
                      1998    $33,193    -        -         -            -           -         -
                      1999    $34,259    -        -         -            -           -         -
---------------
(1)   The  general  and  administrative   expenses  paid  by  the  Program  and  attributable  to  salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services to the Program and no individual's  salary or other  compensation reimbursement from the Program equals or exceeds
      $100,000 per annum.





                                          1980-2 Program
                                          --------------
                                       Salary Reimbursement
                               Three Years Ended December 31, 1999

                                                              Long Term Compensation
                                                          -------------------------------
                              Annual Compensation                Awards            Payouts
                           --------------------------     ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)(2)      1997    -          -         -         -            -           -         -
                     1998    -          -         -         -            -           -         -
                     1999    -          -         -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1997  $51,149      -         -         -            -           -         -
                     1998  $50,670      -         -         -            -           -         -
                     1999  $52,297      -         -         -            -           -         -
---------------
(1)   The  general  and  administrative   expenses  paid  by  the  Program  and  attributable  to  salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services to the Program and no individual's  salary or other  compensation reimbursement from the Program equals or exceeds
      $100,000 per annum.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2000 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                   Number of Units
                                                    Beneficially
                                                   Owned (Percent
             Beneficial Owner                      of Outstanding)
-------------------------------------------        ---------------

1980-1 Program:
--------------

   Samson Resources Company                        1,917    (47.9%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)      1,917    (47.9%)


1980-2 Program:
--------------

   Samson Resources Company                        2,270    (45.4%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)      2,270    (45.4%)

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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 48% and 45%, respectively, of the 1980-1 and 1980-2 Programs' outstanding Units as of March 1, 2000. The Program Agreements permit Resources to independently vote its Units. Resources' significant Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

           (1) Financial Statements: The following financial statements for the Programs as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 are filed as part of this report:

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

              *23.1 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1980-1 Limited Partnership

              *23.2 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1980-2 Limited Partnership.

              *27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

              *27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

                All other Exhibits are omitted as inapplicable.

                ------------------
                *  Filed herewith.

      (b)  Reports on Form 8-K filed during the fourth quarter of 1999.

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

                               DYCO OIL AND GAS PROGRAM 1980-1
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                    March 28, 2000


                               By:  //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill    President and         March 28, 2000
      -------------------     Director (Principal
         Dennis R. Neill      Executive Officer)

      //s// Patrick M. Hall   Chief Financial       March 28, 2000
      -------------------     Officer (Principal
         Patrick M. Hall      Financial and
                              Accounting Officer)

      //s// Judy K. Fox       Secretary             March 28, 2000
      -------------------
         Judy K. Fox

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

                               DYCO OIL AND GAS PROGRAM 1980-2
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                    March 28, 2000


                               By:  //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s// Dennis R. Neill  President and          March 28, 2000
      -------------------    Director (Principal
         Dennis R. Neill     Executive Officer)

      //s// Patrick M. Hall  Chief Financial        March 28, 2000
      -------------------    Officer (Principal
         Patrick M. Hall     Financial and
                             Accounting Officer)

      //s// Judy K. Fox      Secretary              March 28, 2000
      -------------------
         Judy K. Fox

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

*23.1 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1980-1 Limited Partnership.

*23.2 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1980-2 Limited Partnership.

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


------------------
*  Filed herewith.