Form 10-Q
period 2000-03-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2000-05-08
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2000                           33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                           March 31,  December 31,
                                             2000         1999
                                          ----------- ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $102,376    $ 44,620
   Accrued oil and gas sales                   63,956      66,174
                                             --------    --------
     Total current assets                    $166,332    $110,794

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                       295,895     309,760

DEFERRED CHARGE                                55,502      55,502
                                             --------    --------
                                             $517,729    $476,056
                                             ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                          $  5,025    $  5,712
   Payable to General Partner (Note 2)          2,000           -
   Gas imbalance payable                        8,697       8,697
                                             --------    --------
     Total current liabilities               $ 15,722    $ 14,409

ACCRUED LIABILITY                            $ 39,310    $ 39,310

PARTNERS' CAPITAL:
   General Partner, 40 general
     partner units                           $  4,627    $  4,223
   Limited Partners, issued and
     outstanding, 4,000 Units                 458,070     418,114
                                             --------    --------
     Total Partners' capital                 $462,697    $422,337
                                             --------    --------
                                             $517,729    $476,056
                                             ========    ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                             2000          1999
                                           --------      -------

REVENUES:
   Oil and gas sales                       $100,218      $62,391
   Interest                                     869          749
                                           --------      -------
                                           $101,087      $63,140

COSTS AND EXPENSES:
   Oil and gas production                  $ 22,444      $18,955
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              12,876       14,314
   General and administrative
     (Note 2)                                25,407       20,516
                                           --------      -------
                                           $ 60,727      $53,785
                                           --------      -------

NET INCOME                                 $ 40,360      $ 9,355
                                           ========      =======
GENERAL PARTNER (1%) - net income          $    404      $    94
                                           ========      =======
LIMITED PARTNERS (99%) - net income        $ 39,956      $ 9,261
                                           ========      =======
NET INCOME PER UNIT                        $   9.99      $  2.32
                                           ========      =======
UNITS OUTSTANDING                             4,040        4,040
                                           ========      =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)
                                            2000          1999
                                          ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $ 40,360       $  9,355
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           12,876         14,314
     Decrease in accrued oil and gas
       gas sales                             2,218          8,880
     Decrease in accounts receivable -
       related party                             -          6,216
     Increase (decrease) in accounts
       payable                           (     687)           217
     Increase in payable to General
       Partner                               2,000              -
     Decrease in accrued liability               -      (   1,953)
                                          --------       --------
   Net cash provided by operating
     activities                           $ 56,767       $ 37,029
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
     gas properties                       $    989       $ 51,472
                                          --------       --------
   Net cash provided by investing
     activities                           $    989       $ 51,472
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                           $      -       $      -
                                          --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $ 57,756       $ 88,501

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      44,620         57,478
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $102,376       $145,979
                                          ========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                           March 31,  December 31,
                                             2000         1999
                                          ----------- ------------

CURRENT ASSETS:
   Cash and cash equivalents                $126,834     $ 52,257
   Accrued oil and gas sales                  91,302       91,782
                                            --------     --------
     Total current assets                   $218,136     $144,039

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                      124,875      134,686

DEFERRED CHARGE                               48,100       48,100
                                            --------     --------
                                            $391,111     $326,825
                                            ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                         $  6,791     $  8,842
   Payable to General Partner (Note 2)         2,000            -
   Gas imbalance payable                      20,136       20,136
                                            --------     --------
     Total current liabilities              $ 28,927     $ 28,978

ACCRUED LIABILITY                           $117,808     $117,808

PARTNERS' CAPITAL:
   General Partner, 59 general
     partner units                          $  2,444     $  1,801
   Limited Partners, issued and
     outstanding, 5,000 Units                241,932      178,238
                                            --------     --------
     Total Partners' capital                $244,376     $180,039
                                            --------     --------
                                            $391,111     $326,825
                                            ========     ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                          --------      ---------

REVENUES:
   Oil and gas sales                      $143,756      $121,246
   Interest                                  1,078           904
                                          --------      --------
                                          $144,834      $122,150

COSTS AND EXPENSES:
   Oil and gas production                 $ 41,133      $ 29,621
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              8,889        14,238
   General and administrative
     (Note 2)                               30,475        29,776
                                          --------      --------
                                          $ 80,497      $ 73,635
                                          --------      --------

NET INCOME                                $ 64,337      $ 48,515
                                          ========      ========
GENERAL PARTNER (1%) - net income         $    643      $    485
                                          ========      ========
LIMITED PARTNERS (99%) - net income       $ 63,694      $ 48,030
                                          ========      ========
NET INCOME PER UNIT                       $  12.72      $   9.59
                                          ========      ========
UNITS OUTSTANDING                            5,059         5,059
                                          ========      ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $ 64,337       $ 48,515
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            8,889         14,238
     Decrease in accrued oil and
       gas sales                               480         16,221
     (Increase) decrease in accounts
       payable                           (   2,051)           478
     Increase in payable to General
       Partner                               2,000              -
                                          --------       --------
   Net cash provided by operating
     activities                           $ 73,655       $ 79,452
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
     gas properties                       $    988       $      -
   Additions to oil and gas
     properties                          (      66)     (     440)
                                          --------       --------
   Net cash provided (used) by
     investing activities                 $    922      ($    440)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                     $      -      ($101,180)
                                          --------       --------
   Net cash used by financing
     activities                           $      -      ($101,180)
                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       $ 74,577      ($ 22,168)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      52,257         62,393
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $126,834       $ 40,225
                                          ========       ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2000, statements of operations for the three months ended March 31, 2000 and 1999, and statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000, results of operations for the three months ended March 31, 2000 and 1999, and changes in cash flows for the three months ended March 31, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2000 and 1999, the 1980-1 Program incurred such expenses totaling $25,407 and $20,516, respectively, of which $17,049 and $14,022, respectively, were paid each period to Dyco and its affiliates. During the three months ended March 31, 2000 and 1999, the 1980-2 Program incurred such expenses totaling $30,475 and $29,776, respectively, of which $21,840 and $21,405, respectively, were paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      The payables to General Partner at March 31, 2000 represent audit fees paid by the General Partner on behalf of the Programs. These amounts were reimbursed to the General Partner in April 2000.

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


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Programs' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Program's production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      1980-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       -------
      Oil and gas sales                    $100,218       $62,391
      Oil and gas production expenses      $ 22,444       $18,955
      Barrels produced                          224           301
      Mcf produced                           38,575        34,753
      Average price/Bbl                    $  27.03       $ 11.84
      Average price/Mcf                    $   2.44       $  1.69

      As shown in the table above, total oil and gas sales increased $37,827 (60.6%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $3,000 and $29,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $6,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 77 barrels, while volumes of gas sold increased 3,822 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in volumes of gas sold was primarily due to the 1980-1 Program receiving (i) an increased percentage of sales on two wells during the three months ended March 31, 2000 and (ii) a reduced percentage of sales on one well during the three months ended March 31, 1999. Average oil and gas prices increased to $27.03 per barrel and $2.44 per Mcf, respectively, for the three months ended March 31, 2000 from $11.84 per barrel and $1.69 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,489 (18.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to increases in (i) production taxes associated with the increase in oil and gas sales and (ii) lease operating expenses associated with the increase in volumes of gas sold during the three months ended March 31, 2000. These increases were partially offset by a production tax refund received during the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 22.4% for the three months ended March 31, 2000 from 30.4% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,438 (10.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to an increase in the oil and gas prices used in the valuation of reserves at March 31, 2000 as compared to March 31, 1999. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 12.8% for the three months ended March 31, 2000 from 22.9% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,891 (23.8%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to an increase in indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 25.4% for the three months ended March 31, 2000 from 32.9% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                            2000           1999
                                          --------       --------
      Oil and gas sales                   $143,756       $121,246
      Oil and gas production expenses     $ 41,133       $ 29,621
      Barrels produced                         110            243
      Mcf produced                          60,681         71,241
      Average price/Bbl                   $  27.46       $  12.91
      Average price/Mcf                   $   2.32       $   1.66

      As shown in the table above, total oil and gas sales increased $22,510 (18.6%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $40,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $18,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 133 barrels and 10,560 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of gas sold was primarily due to (i) the 1980-2 program receiving an increased percentage of sales on one well during the three months ended March 31, 1999 and

      (ii) normal declines in production. Average oil and gas prices increased to $27.46 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2000 from $12.91 per barrel and $1.66 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $11,512 (38.9%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to workover expenses incurred on one well during the three months ended March 31, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 28.6% for the three months ended March 31, 2000 from 24.4% for the three months ended March 31, 1999. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,349 (37.6%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) an increase in the oil and gas prices used in the valuation of reserves at March 31, 2000 as compared to March 31, 1999 and
      (ii) a decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.2% for the three months ended March 31, 2000 from 11.7% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $699 (2.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 21.2% for the three months ended March 31, 2000 from 24.6% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.


YEAR 2000 COMPUTER ISSUES
-------------------------

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Program has not experienced any material effects from the year 2000 issue. Costs incurred by the Program in order to ensure year 2000 compatibility were not material to the Program.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the 1980-1 Program's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the 1980-2 Program's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

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


                          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                          PARTNERSHIP
                          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                          PARTNERSHIP

                                  (Registrant)

                               BY:  DYCO PETROLEUM CORPORATION

                                    General Partner


Date:  May 8, 2000             By:        /s/Dennis R. Neill
                                  -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  May 8, 2000             By:        /s/Patrick M. Hall
                                  -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.