Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2000-08-01
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2000                            33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                            June 30,  December 31,
                                              2000        1999
                                           ---------- ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $ 43,210    $ 44,620
   Accrued oil and gas sales                   92,495      66,174
                                             --------    --------
     Total current assets                    $135,705    $110,794

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                       273,860     309,760

DEFERRED CHARGE                                55,502      55,502
                                             --------    --------
                                             $465,067    $476,056
                                             ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                          $  5,188    $  5,712
   Gas imbalance payable                        8,697       8,697
                                             --------    --------
     Total current liabilities               $ 13,885    $ 14,409

ACCRUED LIABILITY                            $ 39,310    $ 39,310

PARTNERS' CAPITAL:
   General Partner, 40 general
     partner units                           $  4,119    $  4,223
   Limited Partners, issued and
     outstanding, 4,000 Units                 407,753     418,114
                                             --------    --------
     Total Partners' capital                 $411,872    $422,337
                                             --------    --------
                                             $465,067    $476,056
                                             ========    ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                             2000          1999
                                           --------      -------

REVENUES:
   Oil and gas sales                       $134,119      $76,703
   Interest                                   1,653        1,511
                                           --------      -------
                                           $135,772      $78,214

COSTS AND EXPENSES:
   Oil and gas production                  $ 22,175      $24,454
   Depreciation, depletion, and
     amortization of oil and gas
     properties                               4,771        9,111
   General and administrative
     (Note 2)                                18,251       14,819
                                           --------      -------
                                           $ 45,197      $48,384
                                           --------      -------

NET INCOME                                 $ 90,575      $29,830
                                           ========      =======
GENERAL PARTNER (1%) - net income          $    906      $   298
                                           ========      =======
LIMITED PARTNERS (99%) - net income        $ 89,669      $29,532
                                           ========      =======
NET INCOME PER UNIT                        $  22.42      $  7.38
                                           ========      =======
UNITS OUTSTANDING                             4,040        4,040
                                           ========      =======







            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                             2000          1999
                                           --------      --------

REVENUES:
   Oil and gas sales                       $234,337      $139,094
   Interest                                   2,522         2,260
                                           --------      --------
                                           $236,859      $141,354

COSTS AND EXPENSES:
   Oil and gas production                  $ 44,619      $ 43,409
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              17,647        23,425
   General and administrative
     (Note 2)                                43,658        35,335
                                           --------      --------
                                           $105,924      $102,169
                                           --------      --------

NET INCOME                                 $130,935      $ 39,185
                                           ========      ========
GENERAL PARTNER (1%) - net income          $  1,310      $    392
                                           ========      ========
LIMITED PARTNERS (99%) - net income        $129,625      $ 38,793
                                           ========      ========
NET INCOME PER UNIT                        $  32.41      $   9.70
                                           ========      ========
UNITS OUTSTANDING                             4,040         4,040
                                           ========      ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)
                                            2000          1999
                                          ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $130,935       $ 39,185
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           17,647         23,425
     Increase in accrued oil and gas
       gas sales                         (  26,321)     (   3,281)
     Decrease in accounts receivable -
       related party                             -          6,216
     Increase in deferred charge                 -      (   1,081)
     Increase (decrease) in accounts
       payable                           (     524)         1,080
     Decrease in accrued liability               -      (     363)
                                          --------       --------
   Net cash provided by operating
     activities                           $121,737       $ 65,181
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
     gas properties                       $ 18,253       $ 51,472
   Additions to oil and gas
     properties                                  -      (       1)
                                          --------       --------
   Net cash provided by investing
     activities                           $ 18,253       $ 51,471
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($141,400)     ($141,400)
                                          --------       --------
   Net cash used by financing
     activities                          ($141,400)     ($141,400)
                                          --------       --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                           ($  1,410)     ($ 24,748)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      44,620         57,478
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 43,210       $ 32,730
                                          ========       ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                           June 30,   December 31,
                                             2000         1999
                                          ----------- ------------

CURRENT ASSETS:
   Cash and cash equivalents                $ 77,678     $ 52,257
   Accrued oil and gas sales                 144,250       91,782
                                            --------     --------
     Total current assets                   $221,928     $144,039

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                      120,418      134,686

DEFERRED CHARGE                               48,100       48,100
                                            --------     --------
                                            $390,446     $326,825
                                            ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                         $  6,920     $  8,842
   Gas imbalance payable                      20,136       20,136
                                            --------     --------
     Total current liabilities              $ 27,056     $ 28,978

ACCRUED LIABILITY                           $117,808     $117,808

PARTNERS' CAPITAL:
   General Partner, 59 general
     partner units                          $  2,456     $  1,801
   Limited Partners, issued and
     outstanding, 5,000 Units                243,126      178,238
                                            --------     --------
     Total Partners' capital                $245,582     $180,039
                                            --------     --------
                                            $390,446     $326,825
                                            ========     ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                          --------      ---------

REVENUES:
   Oil and gas sales                      $209,950      $142,619
   Interest                                  2,124           628
                                          --------      --------
                                          $212,074      $143,247

COSTS AND EXPENSES:
   Oil and gas production                 $ 31,562      $ 30,957
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              4,366         8,653
   General and administrative
     (Note 2)                               23,170        22,318
                                          --------      --------
                                          $ 59,098      $ 61,928
                                          --------      --------

NET INCOME                                $152,976      $ 81,319
                                          ========      ========
GENERAL PARTNER (1%) - net income         $  1,530      $    813
                                          ========      ========
LIMITED PARTNERS (99%) - net income       $151,446      $ 80,506
                                          ========      ========
NET INCOME PER UNIT                       $  30.24      $  16.07
                                          ========      ========
UNITS OUTSTANDING                            5,059         5,059
                                          ========      ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                          --------      ---------

REVENUES:
   Oil and gas sales                      $353,706      $263,865
   Interest                                  3,202         1,532
                                          --------      --------
                                          $356,908      $265,397

COSTS AND EXPENSES:
   Oil and gas production                 $ 72,695      $ 60,578
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             13,255        22,891
   General and administrative
     (Note 2)                               53,645        52,094
                                          --------      --------
                                          $139,595      $135,563
                                          --------      --------

NET INCOME                                $217,313      $129,834
                                          ========      ========
GENERAL PARTNER (1%) - net income         $  2,173      $  1,298
                                          ========      ========
LIMITED PARTNERS (99%) - net income       $215,140      $128,536
                                          ========      ========
NET INCOME PER UNIT                       $  42.96      $  25.66
                                          ========      ========
UNITS OUTSTANDING                            5,059         5,059
                                          ========      ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $217,313       $129,834
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           13,255         22,891
     Increase in accrued oil and
       gas sales                         (  52,468)     (   5,370)
     (Increase) decrease in accounts
       payable                           (   1,922)           996
                                          --------       --------
   Net cash provided by operating
     activities                           $176,178       $148,351
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
     gas properties                       $  1,082       $      -
   Additions to oil and gas
     properties                          (      69)     (     441)
                                          --------       --------
   Net cash provided (used) by
     investing activities                 $  1,013      ($    441)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($151,770)     ($101,180)
                                          --------       --------
   Net cash used by financing
     activities                          ($151,770)     ($101,180)
                                          --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $ 25,421       $ 46,730

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      52,257         62,393
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 77,678       $109,123
                                          ========       ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999, the 1980-1 Program incurred such expenses totaling $18,251 and $14,819, respectively, of which $17,049 and $14,022, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999, the 1980-1 Program incurred such expenses totaling $43,658 and $35,335, respectively, of which $34,098 and $28,044, respectively, were paid each period to Dyco and its affiliates. During the three months ended June 30, 2000 and 1999, the 1980-2 Program incurred such expenses totaling $23,170 and $22,318, respectively, of which $21,840 and $21,405, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999, the 1980-2 Program incurred such expenses totaling $53,645 and $52,094, respectively, of which $43,680 and $42,810, respectively, were paid each period to Dyco and its affiliates.

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

      The 1980-1 Program's Statement of Cash Flows for the six months ended June 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. These proceeds were included in the 1980-1 Program's cash distributions paid in June 2000.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      1980-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       -------
      Oil and gas sales                    $134,119       $76,703
      Oil and gas production expenses      $ 22,175       $24,454
      Barrels produced                          332           438
      Mcf produced                           36,842        34,087
      Average price/Bbl                    $  28.24       $ 14.34
      Average price/Mcf                    $   3.39       $  2.07

      As shown in the table above, total oil and gas sales increased $57,416 (74.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $49,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 106 barrels, while volumes of gas sold increased 2,755 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in volumes of gas sold was primarily due to the 1980-1 Program receiving an increased percentage of sales on two wells due to gas balancing during the three months ended June 30, 2000 and a reduced percentage of sales on one well due to gas balancing during the three months ended June 30, 1999. Average oil and gas prices increased to $28.24 per barrel and $3.39 per Mcf, respectively, for the three months ended June 30, 2000 from $14.34 per barrel and $2.07 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,279 (9.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 16.5% for the three months ended June 30, 2000 from 31.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,340 (47.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to increases in the oil and gas prices used in the valuation of remaining reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 3.6% for the three months ended June 30, 2000 from 11.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,432 (23.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to a change in allocation among the 1980-1 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 13.6% for the three months ended June 30, 2000 from 19.3% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      1980-1 PROGRAM

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000          1999
                                           --------      --------
      Oil and gas sales                    $234,337      $139,094
      Oil and gas production expenses      $ 44,619      $ 43,409
      Barrels produced                          556           739
      Mcf produced                           75,417        68,840
      Average price/Bbl                    $  27.75      $  13.32
      Average price/Mcf                    $   2.90      $   1.88

      As shown in the table above, total oil and gas sales increased $95,243 (68.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $77,000 was related to an increase in the average price of gas sold and approximately $12,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 183 barrels, while volumes of gas sold increased 6,577 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in volumes of gas sold was primarily due to the 1980-1 Program receiving an increased percentage of sales on two wells due to gas balancing during the six months ended June 30, 2000 and a reduced percentage of sales on one well due to gas balancing during the six months ended June 30, 1999. Average oil and gas prices increased to $27.75 per barrel and $2.90 per Mcf, respectively, for the six months ended June 30, 2000 from $13.32 per barrel and $1.88 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,210 (2.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 19.0% for the six months ended June 30, 2000 from 31.2% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,778 (24.7%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to increases in the oil and gas prices used in the valuation of remaining reserves at June 30, 2000 as compared to June 30, 1999. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 7.5% for the six months ended June 30, 2000 from 16.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $8,323 (23.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to a change in allocation among the 1980-1 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 18.6% for the six months ended June 30, 2000 from 25.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000          1999
                                           --------      --------
      Oil and gas sales                    $209,950      $142,619
      Oil and gas production expenses      $ 31,562      $ 30,957
      Barrels produced                          172           385
      Mcf produced                           60,918        72,695
      Average price/Bbl                    $  28.09      $  14.30
      Average price/Mcf                    $   3.37      $   1.89

      As shown in the table above, total oil and gas sales increased $67,331 (47.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30,

      1999. Of this increase, approximately $90,000 was related to an increase in the average price of gas sold, which amount was partially offset by a decrease of approximately $22,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 213 barrels and 11,777 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to the 1980-2 Program receiving an increased percentage of sales on one well due to gas balancing during the three months ended June 30, 1999 and normal declines in production. Average oil and gas prices increased to $28.09 per barrel and $3.37 per Mcf, respectively, for the three months ended June 30, 2000 from $14.30 per barrel and $1.89 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $605 (2.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 15.0% for the three months ended June 30, 2000 from 21.7% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,287 (49.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to an increase in the oil and gas prices used in the valuation of remaining reserves at June 30, 2000 as compared to June 30, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.1% for the three months ended June 30, 2000 from 6.1% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $852 (3.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 11.0% for the three months ended June 30, 2000 from 15.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      1980-2 PROGRAM

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                            2000           1999
                                          --------       --------
      Oil and gas sales                   $353,706       $263,865
      Oil and gas production expenses     $ 72,695       $ 60,578
      Barrels produced                         282            628
      Mcf produced                         121,599        143,936
      Average price/Bbl                   $  27.84       $  13.76
      Average price/Mcf                   $   2.84       $   1.77

      As shown in the table above, total oil and gas sales increased $89,841 (34.0%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $130,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $40,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 346 barrels and 22,337 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to the 1980-2 Program receiving an increased percentage of sales on one well due to gas balancing during the six months ended June 30, 1999 and normal declines in production. Average oil and gas prices increased to $27.84 per barrel and $2.84 per Mcf, respectively, for the six months ended June 30, 2000 from $13.76 per barrel and $1.77 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,117 (20.0%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to workover expenses incurred on one well during the six months ended June 30, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 20.6% for the six months ended June 30, 2000 from 23.0% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,636 (42.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to an increase in the oil and gas prices used in the valuation of remaining reserves at June 30, 2000 as compared to June 30, 1999 and the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.7% for the six months ended June 30, 2000 from 8.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,551 (3.0%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 15.2% for the six months ended June 30, 2000 from 19.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the 1980-1 Program's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the 1980-2 Program's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                          DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                          PARTNERSHIP
                          DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                          PARTNERSHIP

                                  (Registrant)

                               BY:  DYCO PETROLEUM CORPORATION

                                    General Partner


Date:  August 1, 2000         By:        /s/Dennis R. Neill
                                  -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  August 1, 2000         By:        /s/Patrick M. Hall
                                  -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.