Form 10-Q
period 2000-09-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2000-11-08
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2000                         33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                                September 30,    December 31,
                                                    2000            1999
                                                -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $ 77,985       $ 44,620
   Accrued oil and gas sales                        101,383         66,174
                                                   --------       --------
      Total current assets                         $179,368       $110,794

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             261,677        309,760

DEFERRED CHARGE                                      55,502         55,502
                                                   --------       --------
                                                   $496,547       $476,056
                                                   ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                $  4,371       $  5,712
   Gas imbalance payable                              8,697          8,697
                                                   --------       --------
      Total current liabilities                    $ 13,068       $ 14,409

ACCRUED LIABILITY                                  $ 39,310       $ 39,310

PARTNERS' CAPITAL:
   General Partner, 40 general
      partner units                                $  4,442       $  4,223
   Limited Partners, issued and
      outstanding, 4,000 Units                      439,727        418,114
                                                   --------       --------
      Total Partners' capital                      $444,169       $422,337
                                                   --------       --------
                                                   $496,547       $476,056
                                                   ========       ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000             1999
                                                 --------         -------

REVENUES:
   Oil and gas sales                             $180,960        $101,078
   Interest                                           853             524
                                                 --------        --------
                                                 $181,813        $101,602

COSTS AND EXPENSES:
   Oil and gas production                        $ 37,020        $ 22,672
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   12,202           8,125
   General and administrative
      (Note 2)                                     19,494          15,259
                                                 --------        --------
                                                 $ 68,716        $ 46,056
                                                 --------        --------

NET INCOME                                       $113,097        $ 55,546
                                                 ========        ========
GENERAL PARTNER (1%) - net income                $  1,131        $    555
                                                 ========        ========
LIMITED PARTNERS (99%) - net income              $111,966        $ 54,991
                                                 ========        ========
NET INCOME PER UNIT                              $  27.99        $  13.75
                                                 ========        ========
UNITS OUTSTANDING                                   4,040           4,040
                                                 ========        ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000             1999
                                                 --------         --------

REVENUES:
   Oil and gas sales                             $415,297         $240,172
   Interest                                         3,375            2,784
                                                 --------         --------
                                                 $418,672         $242,956

COSTS AND EXPENSES:
   Oil and gas production                        $ 81,639         $ 66,081
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   29,849           31,550
   General and administrative
      (Note 2)                                     63,152           50,594
                                                 --------         --------
                                                 $174,640         $148,225
                                                 --------         --------

NET INCOME                                       $244,032         $ 94,731
                                                 ========         ========
GENERAL PARTNER (1%) - net income                $  2,441         $    947
                                                 ========         ========
LIMITED PARTNERS (99%) - net income              $241,591         $ 93,784
                                                 ========         ========
NET INCOME PER UNIT                              $  60.40         $  23.45
                                                 ========         ========
UNITS OUTSTANDING                                   4,040            4,040
                                                 ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                                                  2000             1999
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $244,032          $ 94,731
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                29,849            31,550
      Increase in accrued oil and gas
        gas sales                              (  35,209)        (  16,110)
      Decrease in accounts receivable -
        related party                                  -             6,216
      Increase in deferred charge                      -         (   1,007)
      Increase (decrease) in accounts
        payable                                (   1,341)              746
      Decrease in accrued liability                    -         (     547)
                                                --------          --------
   Net cash provided by operating
      activities                                $237,331          $115,579
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $ 18,234          $ 51,472
   Additions to oil and gas
      properties                                       -         (       1)
                                                --------          --------
   Net cash provided by investing
      activities                                $ 18,234          $ 51,471
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($222,200)        ($141,400)
                                                --------          --------
   Net cash used by financing
      activities                               ($222,200)        ($141,400)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 33,365          $ 25,650

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            44,620            57,478
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 77,985          $ 83,128
                                                ========          ========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                September 30,    December 31,
                                                   2000             1999
                                                -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $124,567        $ 52,257
   Accrued oil and gas sales                       149,913          91,782
                                                  --------        --------
      Total current assets                        $274,480        $144,039

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            113,302         134,686

DEFERRED CHARGE                                     48,100          48,100
                                                  --------        --------
                                                  $435,882        $326,825
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  5,824        $  8,842
   Gas imbalance payable                            20,136          20,136
                                                  --------        --------
      Total current liabilities                   $ 25,960        $ 28,978

ACCRUED LIABILITY                                 $117,808        $117,808

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                               $  2,921        $  1,801
   Limited Partners, issued and
      outstanding, 5,000 Units                     289,193         178,238
                                                  --------        --------
      Total Partners' capital                     $292,114        $180,039
                                                  --------        --------
                                                  $435,882        $326,825
                                                  ========        ========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $220,186         $157,536
   Interest                                        1,373            1,464
                                                --------         --------
                                                $221,559         $159,000

COSTS AND EXPENSES:
   Oil and gas production                       $ 42,037         $ 34,669
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,147            5,623
   General and administrative
      (Note 2)                                    24,663           22,953
                                                --------         --------
                                                $ 73,847         $ 63,245
                                                --------         --------

NET INCOME                                      $147,712         $ 95,755
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  1,477         $    958
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $146,235         $ 94,797
                                                ========         ========
NET INCOME PER UNIT                             $  29.19         $  18.93
                                                ========         ========
UNITS OUTSTANDING                                  5,059            5,059
                                                ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $573,892         $421,401
   Interest                                        4,575            2,996
                                                --------         --------
                                                $578,467         $424,397

COSTS AND EXPENSES:
   Oil and gas production                       $114,732         $ 95,247
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  20,402           28,514
   General and administrative
      (Note 2)                                    78,308           75,047
                                                --------         --------
                                                $213,442         $198,808
                                                --------         --------

NET INCOME                                      $365,025         $225,589
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  3,650         $  2,256
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $361,375         $223,333
                                                ========         ========
NET INCOME PER UNIT                             $  72.15         $  44.59
                                                ========         ========
UNITS OUTSTANDING                                  5,059            5,059
                                                ========         ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $365,025          $225,589
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                20,402            28,514
      Increase in accrued oil and
        gas sales                              (  58,131)        (  22,511)
      Increase (decrease) in accounts
        payable                                (   3,018)            1,318
                                                --------          --------
   Net cash provided by operating
      activities                                $324,278          $232,910
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  1,062          $      -
   Additions to oil and gas
      properties                               (      80)        (     442)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $    982         ($    442)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($252,950)        ($227,655)
                                                --------          --------
   Net cash used by financing
      activities                               ($252,950)        ($227,655)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 72,310          $  4,813

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            52,257            62,393
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $124,567          $ 67,206
                                                ========          ========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
               DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999, the 1980-1 Program incurred such expenses totaling $19,494 and $15,259, respectively, of which $17,049 and $14,022, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999, the 1980-1 Program incurred such expenses totaling $63,152 and $50,594, respectively, of which $51,147 and $42,066, respectively, were paid each period to Dyco and its affiliates. During the three months ended September 30, 2000 and 1999, the 1980-2 Program incurred such expenses totaling $24,663 and $22,953, respectively, of which $21,840 and $21,405, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999, the 1980-2 Program incurred such expenses totaling $78,308 and $75,047, respectively, of which $65,520
      and   $64,215,  respectively,  were  paid  each  period  to  Dyco  and its affiliates.

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

      The 1980-1 Program's Statement of Cash Flows for the nine months ended September 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. These proceeds were included in the 1980-1 Program's cash distributions paid in June 2000.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      1980-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $180,960        $101,078
      Oil and gas production expenses             $ 37,020        $ 22,672
      Barrels produced                                 490             296
      Mcf produced                                  45,180          38,265
      Average price/Bbl                           $  24.85        $  19.33
      Average price/Mcf                           $   3.74        $   2.49

      As shown in the table above, total oil and gas sales increased $79,882 (79.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $56,000 was related to an increase in the average price of gas sold and approximately $17,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 194 barrels and 6,915 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 2000. Average oil and gas prices increased to $24.85 per barrel and $3.74 per Mcf, respectively, for the three months ended September 30, 2000 from $19.33 per barrel and $2.49 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,348 (63.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to
      (i) a prior period lease operating expense adjustment made by the operator on several wells during the three months ended September 30, 2000 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.5% for the three months ended September 30, 2000 from 22.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,077 (50.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from significant increases in the oil and gas prices used in the valuation of remaining reserves at September 30, 1999 as compared to June 30, 1999 and (ii) the increase in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 6.7% for the three months ended September 30, 2000 from 8.0% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,235 (27.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to a change in allocation among the 1980-1 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the three months ended September 30, 2000 from 15.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $415,297        $240,172
      Oil and gas production expenses             $ 81,639        $ 66,081
      Barrels produced                               1,046           1,035
      Mcf produced                                 120,597         107,105
      Average price/Bbl                           $  26.39        $  15.04
      Average price/Mcf                           $   3.21        $   2.10

      As shown in the table above, total oil and gas sales increased $175,125 (72.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $135,000 was related to an increase in the average price of gas sold and approximately $28,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 11 barrels and 13,492 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 2000 and (ii) the 1980-1 Program receiving an increased percentage of sales on two wells due to gas balancing during the nine months ended September 30, 2000. Average oil and gas prices increased to $26.39 per barrel and $3.21 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.04 per barrel and $2.10 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $15,558 (23.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a prior period lease operating expense adjustment made by the operator on several wells during the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 19.7% for the nine months ended September 30, 2000 from 27.5% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,701 (5.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to an increase in the oil and gas prices used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 7.2% for the nine months ended September 30, 2000 from 13.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $12,558 (24.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to a change in allocation among the 1980-1 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 15.2% for the nine months ended September 30, 2000 from 21.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2000            1999
                                                  --------        --------
      Oil and gas sales                           $220,186        $157,536
      Oil and gas production expenses             $ 42,037        $ 34,669
      Barrels produced                                 384             253
      Mcf produced                                  51,826          59,119
      Average price/Bbl                           $  25.11        $  21.25
      Average price/Mcf                           $   4.06        $   2.57

      As shown in the table above, total oil and gas sales increased $62,650 (39.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $77,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $19,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 131 barrels, while volumes of gas sold decreased 7,293 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in the volumes of gas sold was primarily due to (i) the 1980-2 Program receiving an increased percentage of sales on one well due to gas balancing during the three months ended September 30, 1999 and (ii) normal declines in production. Average oil and gas prices increased to $25.11 per barrel and $4.06 per Mcf, respectively, for the three months ended September 30, 2000 from $21.25 per barrel and $2.57 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,368 (21.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a prior period lease operating expense adjustment made by the operator on several wells during the three months ended September 30, 2000. These increases were partially offset by ad valorem tax credits received on one well during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 19.1% for the three months ended September 30, 2000 from 22.0% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,524 (27.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from significant increases in the oil and gas prices used in the valuation of remaining reserves at September 30, 1999 as compared to June 30, 1999. As a percentage of oil and gas sales this expense decreased to 3.2% for the three months ended September 30, 2000 from 3.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,710 (7.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 11.2% for the three months ended September 30, 2000 from 14.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000             1999
                                                 --------         --------
      Oil and gas sales                          $573,892         $421,401
      Oil and gas production expenses            $114,732         $ 95,247
      Barrels produced                                666              881
      Mcf produced                                173,425          203,055
      Average price/Bbl                          $  26.27         $  15.91
      Average price/Mcf                          $   3.21         $   2.01

      As shown in the table above, total oil and gas sales increased $152,491 (36.2%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $208,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $59,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 215 barrels and 29,630 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) the 1980-2 Program receiving an increased percentage of sales on one well due to gas balancing during the nine months ended September 30, 1999 and (ii) normal declines in production. Average oil and gas prices increased to $26.27 per barrel and $3.21 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.91 per barrel and $2.01 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,485 (20.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) workover expenses incurred on one well during the nine months ended September 30, 2000 to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.0% for the nine months ended September 30, 2000 from 22.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,112 (28.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) an increase in the oil and gas prices used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999 and (ii) a decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.6% for the nine months ended September 30, 2000 from 6.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,261 (4.3%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 13.6% for the nine months ended September 30, 2000 from 17.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                                 PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1              Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1980-1 Program's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

      27.2              Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1980-2 Program's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                                    DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                                    PARTNERSHIP
                                    DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1980-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.