Form 10-K405
period 2000-12-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2001-03-30
CIK 806576, 806577

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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


                               TABLE OF CONTENTS

PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................13
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......13
PART II.....................................................................14
      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................14
      ITEM 6.     SELECTED FINANCIAL DATA...................................15
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................18
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................25
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............26
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................55
PART III....................................................................55
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........55
      ITEM 11.    EXECUTIVE COMPENSATION....................................56
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................61
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............62
PART IV.....................................................................64
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K.......................................64
      SIGNATURES............................................................67

                                    PART I.

ITEM 1.    BUSINESS

      General

      The Dyco Oil and Gas Program 1980-1 Limited Partnership (the "1980-1 Program") and Dyco Oil and Gas Program 1980-2 Limited Partnership (the "1980-2 Program") (collectively, the "Programs") are Minnesota limited partnerships engaged in the production of oil and gas. The 1980-1 Program and the 1980-2 Program commenced operations on February 15, 1980 and June 16, 1980, respectively, with the primary financial objective of investing their limited partners' subscriptions in the drilling of oil and gas prospects and then distributing  to  their  limited  partners  all  available  cash  flow  from the
Program's on-going production operations. Dyco Petroleum Corporation ("Dyco") serves as the General Partner of the Programs. Samson Resources Company, an affiliate of Dyco, currently owns more than one-half of the 1980-1 Program's Units of limited partnership interest, making the 1980-1 Program a 50%
subsidiary of Samson Resources Company. See "Item 2. Properties" for a description of the Programs' reserves and properties.

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of February 15, 2001, Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 90.6% and 60.7% of the 1980-1 and the 1980-2 Programs' oil and gas sales, respectively, during the year ended December 31, 2000. Purchases of gas by the Lumen Energy Corporation accounted for approximately 24.0% of the 1980-2 Program's oil and gas sales during the year ended December 31, 2000. In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.


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


ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 2000.

                              Well Statistics(1)
                            As of December 31, 2000

                                                1980-1       1980-2
                                                Program      Program
                                                -------      -------
            Gross productive wells(2):
               Oil                                  2            1
               Gas                                 31           42
                                                   --           --
                  Total                            33           43

            Net productive wells(3):
               Oil                                .34          .06
               Gas                               1.67         2.74
                                                 ----         ----
                  Total                          2.01         2.80

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


      Drilling Activities

      During the year ended December 31, 2000 the 1980-1 Program indirectly participated in drilling the Sanders No. 2-17 well in Custer County, Oklahoma. The 1980-1 Program does not own a working interest in this producing gas well; therefore it did not incur any costs associated with this developmental drilling activity. The 1980-1 Program has a .00181 revenue interest in this well. The 1980-2 Program did not participate in any drilling activities during the year ended December 31, 2000.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                              Net Production Data

                                              Year Ended December 31,
                                       -------------------------------------
                                         2000           1999          1998
                                       --------       --------      --------
1980-1 Program:
--------------

      Production:
        Oil (Bbls)(1)                     1,435          1,171         1,501
        Gas (Mcf)(2)                    199,350        146,511       177,782

      Oil and gas sales:
        Oil                            $ 40,178       $ 19,198      $ 19,696
        Gas                             646,505        323,006       352,845
                                        -------        -------       -------
          Total                        $686,683       $342,204      $372,541
                                        =======        =======       =======
      Total direct operating
        expenses(3)                    $140,328       $ 81,060      $114,156
                                        =======        =======       =======

      Direct operating expense
        as a percentage of oil
        and gas sales                     20.4%          23.7%         30.6%

      Average sales price:
        Per barrel of oil                $28.00         $16.39        $13.12
        Per Mcf of gas                     3.24           2.20          1.98

      Direct operating expenses
        per equivalent Mcf of
        gas(4)                           $  .67         $  .53        $  .61

                                              Year Ended December 31,
                                       ------------------------------------
                                         2000          1999           1998
                                       --------      --------      --------
1980-2 Program:
--------------

      Production:
        Oil (Bbls)(1)                       866           910         1,399
        Gas (Mcf)(2)                    276,520       249,181       343,506

      Oil and gas sales:
        Oil                            $ 23,714      $ 15,086      $ 18,911
        Gas                             908,512       521,466       649,235
                                        -------       -------       -------
          Total                        $932,226      $536,552      $668,146
                                        =======       =======       =======

      Total direct operating
        expenses(3)                    $182,330      $150,187      $124,762
                                        =======       =======       =======

      Direct operating expenses
        as a percentage of oil
        and gas sales                     19.6%         28.0%         18.7%

      Average sales price:
        Per barrel of oil                $27.38        $16.58        $13.52
        Per Mcf of gas                     3.29          2.09          1.89

      Direct operating expenses
        per equivalent Mcf of
        gas(4)                           $  .65        $  .59        $  .35

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

      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The high oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on said reserves, to be substantially higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these prices would result in a corresponding reduction in the estimate of remaining reserves. The prices used by Dyco in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 2000 will actually be realized for such production. Dyco believes that it is unlikely that prices will remain at their current high levels.

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


                              Proved Reserves and
                               Net Present Value
                             From Proved Reserves

                          As of December 31, 2000(1)

1980-1 Program:
--------------

      Estimated proved reserves:
         Gas (Mcf)                                       904,486
         Oil and liquids (Bbls)                            8,241

      Net present value (discounted
         at 10% per annum)                            $4,193,403

1980-2 Program:
--------------

      Estimated proved reserves:
         Gas (Mcf)                                     1,453,305
         Oil and liquids (Bbls)                            6,463

      Net present value (discounted
         at 10% per annum)                            $6,255,173


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


                            Significant Properties

                                1980-1 Program
                                --------------

      As of December 31, 2000, the 1980-1 Program's properties consist of 33 gross (2.01 net) productive wells. The 1980-1 Program also owns a non-working interest in 27 additional wells. Affiliates of the 1980-1 Program operate 18 (30%) of its total wells. All of the 1980-1 Program's reserves are located in the

Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.


                                1980-2 Program
                                --------------

      As of December 31, 2000, the 1980-2 Program's properties consist of 43 gross (2.80 net) productive wells. The 1980-2 Program also owns a non-working interest in 16 additional wells. Affiliates of the 1980-2 Program operate 21 (36%) of its total wells. All of the 1980-2 Program's reserves are located in the Anadarko Basin.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 2000.

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

                                1980-1 Program
                                --------------

                                       Repurchase              Cash
                                         Price             Distributions
                                       ----------          -------------
      1999:
         First Quarter                    $287                 $ -
         Second Quarter                    287                  35
         Third Quarter                     244                   -
         Fourth Quarter                    244                  25

      2000:
         First Quarter                    $219                 $ -
         Second Quarter                    219                  35
         Third Quarter                     244                  20
         Fourth Quarter                    224                  50

      2001:
         First Quarter                    $174                 $35

                                1980-2 Program
                                --------------

                                       Repurchase              Cash
                                         Price             Distributions
                                       ----------          -------------
      1999:
         First Quarter                    $135                 $20
         Second Quarter                    115                   -
         Third Quarter                     288                  25
         Fourth Quarter                    263                  20

      2000:
         First Quarter                    $243                 $ -
         Second Quarter                    243                  30
         Third Quarter                     234                  20
         Fourth Quarter                    214                  55

      2001:
         First Quarter                    $159                 $40


      As of March 1, 2001 the 1980-1 Program has 4,000 Units outstanding and approximately 1,100 Limited Partners of record. The 1980-2 Program has 5,000 Units outstanding and approximately 1,400 Limited Partners of record.


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                                     1980-1 Program
                                                     --------------
                                                             December 31,
                                       ---------------------------------------------------------------------
                                         2000           1999          1998           1997            1996
                                       --------       --------      --------       --------       ----------
Summary of Operations
  Oil and gas sales                    $686,683       $342,204      $372,541       $682,669       $  770,955
  Total revenues                        692,259        346,168       384,702        689,913          781,724

  Lease operating
    expenses                             93,388         57,375        87,871        115,306           74,882
  Production taxes                       46,940         23,685        26,285         49,551           54,409
  General and admini-
    strative expenses                    81,436         65,397        66,362         70,286           68,217
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                           25,645         53,478        65,273        103,658           88,047

  Net income                            444,850        146,233       138,911        351,112          496,169
    per Unit                             110.11          36.20         34.38          86.91           122.81
  Cash distributions                    424,200        242,400       424,200        565,600          424,200
    per Unit                                105             60           105            140              105

Summary Balance Sheet Data:
  Total assets                          491,398        476,056       576,917        894,174        1,062,619
  Partners' capital                     442,987        422,337       518,504        803,793        1,018,281




                                                     1980-2 Program
                                                     --------------

                                                                  December 31,
                                       ---------------------------------------------------------------------
                                         2000           1999          1998           1997            1996
                                       --------       --------      --------       --------       ----------

Summary of Operations
  Oil and gas sales                    $932,226       $536,552      $668,146       $830,581       $1,022,387
  Total revenues                        939,846        540,625       680,153        845,202        1,038,028

  Lease operating
    expenses                            118,753        111,734        80,586        168,469          105,131
  Production taxes                       63,577         38,453        44,176         59,893           74,907
  General and admini-
    strative expenses                   101,522         97,389        98,310        103,189          100,208
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                           15,172         40,533        60,659         99,067           88,431

  Net income                            640,822        252,516       396,422        414,584          669,351
    per Unit                             126.67          49.91         78.36          81.95           132.31
  Cash distributions                    531,195        328,835       632,375        758,850          657,670
    per Unit                                105             65           125            150              130

Summary Balance Sheet Data:
  Total assets                          422,286        326,825       357,732        736,604        1,009,945
  Partners' capital                     289,666        180,039       256,358        492,311          836,577



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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors that are beyond the control of the Programs. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Programs due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.

      Results of Operations

                                1980-1 Program
                                --------------

                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                    --------------------------------------

      Total oil and gas sales increased $344,479 (100.7%) in 2000 as compared to 1999. Of this increase, approximately $207,000 was related to an increase in the average price of gas sold and approximately $116,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 264 barrels and 52,839 Mcf, respectively, in 2000 as compared to 1999. The increase in volumes of gas sold was primarily due to positive prior period volume adjustments made during 2000 by the operators on three wells. Oil and gas prices increased to $28.00 per barrel and $3.24 per Mcf, respectively, in 2000 from $16.39 per barrel and $2.20 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $59,268 (73.1%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 20.4 % in 2000 from 23.7% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      Depreciation, depletion, and amortization of oil and gas properties decreased $27,833 (52.0%) in 2000 as compared to 1999. This decrease was primarily due to (i) an increase in the oil and gas prices used in the valuation of reserves at December 31, 2000 as compared to December 31, 1999 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. These decreases were partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.7% in 2000 from 15.6% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $16,039 (24.5%) in 2000 as compared to 1999. This increase was primarily due to a change in allocation among the 1980-1 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 11.9% in 2000 from 19.1% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in depreciation, depletion, and amortization.



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

                                1980-2 Program
                                --------------

                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                    --------------------------------------

      Total oil and gas sales increased $395,674 (73.7%) in 2000 as compared to 1999. Of this increase, approximately $330,000 was related to an increase in the average price of gas sold and approximately $57,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 44 barrels, while volumes of gas sold increased 27,339 Mcf in 2000 as compared to 1999. The increase in volumes of gas sold was primarily due to positive prior period volume adjustments made during 2000 by the operators on three wells. This increase was partially offset by normal declines in production. Average oil and gas prices increased to $27.38 per barrel and $3.29 per Mcf, respectively, in 2000 from $16.58 per barrel and $2.09 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $32,143 (21.4%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in lease operating expenses associated with the increase in volumes of gas sold. These increases were partially offset by positive prior period lease operating expense adjustments made during 1999 by the operators on several wells. As a percentage of oil and gas sales, these expenses decreased to 19.6% in 2000 from 28.0% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,361 (62.6%) in 2000 as compared to 1999. This decrease was primarily due to (i) an increase in the oil and gas prices used in the valuation of reserves at December 31, 2000 as compared to December 31, 1999 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 1.6% in 2000 from 7.6% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $4,133 (4.2%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 10.9% in 2000 from 18.2% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 2000 production levels for future years, the 1980-1 and 1980-2 Program's proved reserve quantities at December 31, 2000 would have remaining lives of approximately 4.5 and 5.3 years, respectively, for gas reserves and approximately 5.7 and 7.5 years, respectively, for oil reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

      The 1980-1 Program's Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998, include proceeds from the sale of oil and gas properties of $22,284, $51,540, and $53,730, respectively. It is possible that the 1980-1 Program's future repurchase values and the likelihood or amount of future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1980-1 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1980-1 Program's remaining properties. The proceeds distributed during 1999 were primarily related to the settlement of the gas imbalance position on one well which was sold during 1998.

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

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 31, 2001

                           DYCO OIL AND GAS PROGRAM
                          1980-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------

                                                     2000           1999
                                                   --------       --------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 77,843       $ 44,620
  Accrued oil and gas sales                         116,350         66,174
                                                    -------        -------
    Total current assets                           $194,193       $110,794

NET OIL AND GAS PROPERTIES,
  utilizing the full cost method                    262,743        309,760

DEFERRED CHARGE                                      34,462         55,502
                                                    -------        -------
                                                   $491,398       $476,056
                                                    =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                                 $  4,685       $  5,712
  Gas imbalance payable                               5,384          8,697
                                                    -------        -------
    Total current liabilities                      $ 10,069       $ 14,409

ACCRUED LIABILITY                                  $ 38,342       $ 39,310

PARTNERS' CAPITAL:
  General Partner, 40 general
    partner units                                  $  4,430       $  4,223
  Limited Partners, issued and
    outstanding, 4,000 Units                        438,557        418,114
                                                    -------        -------
    Total Partners' Capital                        $442,987       $422,337
                                                    -------        -------
                                                   $491,398       $476,056
                                                    =======        =======





                     The accompanying notes are an integral
                       part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1980-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998


                                            2000        1999        1998
                                          --------    --------    --------
REVENUES:
   Oil and gas sales                      $686,683    $342,204    $372,541
   Interest, including $6,216
      from a related party
      in 1998 (Note 2)                       5,576       3,964      12,161
                                           -------     -------     -------
                                          $692,259    $346,168    $384,702

COSTS AND EXPENSES:
   Lease operating                        $ 93,388    $ 57,375    $ 87,871
   Production taxes                         46,940      23,685      26,285
   Depreciation, depletion,
      and amortization of
      oil and gas properties                25,645      53,478      65,273
   General and administrative               81,436      65,397      66,362
                                           -------     -------     -------
                                          $247,409    $199,935    $245,791
                                           -------     -------     -------

NET INCOME                                $444,850    $146,233    $138,911
                                           =======     =======     =======
GENERAL PARTNER (1%) -
   NET INCOME                             $  4,449    $  1,462    $  1,389
                                           =======     =======     =======
LIMITED PARTNERS (99%) -
   NET INCOME                             $440,401    $144,771    $137,522
                                           =======     =======     =======
NET INCOME per Unit                       $ 110.11    $  36.20    $  34.38
                                           =======     =======     =======
UNITS OUTSTANDING                            4,040       4,040       4,040
                                           =======     =======     =======




                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1980-1 LIMITED PARTNERSHIP
                  Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2000, 1999, and 1998


                                    General      Limited
                                    Partner      Partners        Total
                                   --------     ----------     ----------

Balances at Dec. 31, 1997           $8,038       $795,755       $803,793
   Cash distributions              ( 4,242)     ( 419,958)     ( 424,200)
   Net income                        1,389        137,522        138,911
                                     -----        -------        -------

Balances at Dec. 31, 1998           $5,185       $513,319       $518,504
   Cash distributions              ( 2,424)     ( 239,976)     ( 242,400)
   Net income                        1,462        144,771        146,233
                                     -----        -------        -------

Balances at Dec. 31, 1999           $4,223       $418,114       $422,337
   Cash distributions              ( 4,242)     ( 419,958)     ( 424,200)
   Net income                        4,449        440,401        444,850
                                     ------       -------        -------

Balances at Dec. 31, 2000           $4,430       $438,557       $442,987
                                     =====        =======        =======




                     The accompanying notes are an integral
                      part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1980-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                              2000          1999         1998
                                           ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $444,850      $146,233     $138,911
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                   25,645        53,478       65,273
      (Increase) decrease in accrued
         oil and gas sales                 (  50,176)    (  17,824)      49,965
      (Increase) decrease in accounts
         receivable - related party             -            6,216    (   6,216)
      (Increase) decrease in
         deferred charge                      21,040     (   5,407)      21,043
      Increase (decrease) in
         accounts payable                  (   1,027)          810    (  29,854)
      Increase (decrease) in gas
         imbalance payable                 (   3,313)    (   3,827)       1,478
      Decrease in accrued liability        (     968)    (   1,677)   (   3,592)
                                             -------       -------      -------
   Net cash provided by
      operating activities                  $436,051      $178,002     $237,008
                                             -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of
      oil and gas properties                $ 22,284      $ 51,540     $ 53,730
   Additions to oil and gas
      properties                           (     912)         -       (   6,666)
                                             -------       -------      -------
   Net cash provided by
      investing activities                  $ 21,372      $ 51,540     $ 47,064
                                             -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                      ($424,200)    ($242,400)   ($424,200)
                                             -------       -------      -------
   Net cash used by financing activities   ($424,200)    ($242,400)   ($424,200)
                                             -------       -------      -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                         $ 33,223     ($ 12,858)   ($140,128)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                     44,620        57,478      197,606
                                             -------       -------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                         $ 77,843      $ 44,620     $ 57,478
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

              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1980-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on February 15, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 2,005 (50.1%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998, were $0.12, $0.35, and $0.35, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2000 and 1999 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 83,993 Mcf, resulting in prepaid lease operating expenses of $34,462. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 132,779 Mcf, resulting in prepaid lease operating expenses of $55,502.


      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 93,448 Mcf, resulting in accrued lease operating expenses of $38,342. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 94,044 Mcf, resulting in accrued lease operating expenses of $39,310.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2000 total sales exceeded the Program's share of estimated total gas reserves on two wells by $5,384 (3,589 Mcf). At December 31, 1999 total sales exceeded the Program's share of estimated total gas reserves on four wells by $8,697 (5,798 Mcf). These amounts were recorded as gas imbalance payables at December 31, 2000 and 1999 in accordance with the sales method.


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

      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements. During 2000, upon Samson

      Resources Company's ownership of Units first exceeding 50% and as required by IRS Regulations, the Program's tax year was changed from January 1/December 31 in order to coincide with Samson's tax year of July 1/June 30.


2.    TRANSACTIONS WITH RELATED PARTIES

            During 1998, the Program earned $6,216 in interest from an affiliate related to a gas imbalance settlement on a well sold in early 1998.

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $81,436, $65,397, and $66,362, of which $68,196,
      $56,088, and $56,088, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2000, 1999, and 1998:

            Purchaser                     2000        1999        1998
            ---------                     -----       -----       -----

            El Paso Energy
              Marketing Company           90.6%       94.6%       93.5%


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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                                                     December 31,
                                            --------------------------------
                                                2000               1999
                                            -------------      -------------

      Proved properties                      $29,682,460        $29,703,832

      Less accumulated depreciation,
         depletion, amortization,
         and valuation allowance            ( 29,419,717)      ( 29,394,072)
                                              ----------         ----------

      Net oil and gas properties             $   262,743        $   309,760
                                              ==========         ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2000, 1999, and 1998. Costs incurred by the Program in connection with its oil and gas property development activities during 2000, 1999, and 1998 were as follows:

                                                   December 31,
                                          --------------------------------
                                          2000          1999        1998
                                          ----         ------       ------

      Development costs                   $912         $  -         $6,666



      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2000, 1999, and 1998. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.





                                    2000                        1999                        1998
                            --------------------        -----------------------     -----------------------
                               Oil         Gas             Oil          Gas            Oil          Gas
                             (Bbls)       (Mcf)          (Bbls)        (Mcf)         (Bbls)        (Mcf)
                            --------   ---------        --------    -----------     --------    -----------
Proved reserves,
   beginning of year         10,325     950,226           5,009      1,110,887       11,049      1,376,965

Revisions of previous
   estimates                    273     155,772           6,487     (   14,150)     ( 4,487)        27,151

Sale of reserves            (   922)   (  2,544)           -              -         (    52)    (  116,917)

Extensions and
  discoveries                  -            382            -              -            -             1,470

Production                  ( 1,435)   (199,350)        ( 1,171)    (  146,511)     ( 1,501)    (  177,782)
                             ------     -------          ------      ---------       ------      ---------

Proved reserves,
   end of year                8,241     904,486          10,325        950,226        5,009      1,110,887
                             ======     =======          ======      =========       ======      =========

Proved developed
reserves:
   Beginning of year         10,325     950,226           5,009      1,110,887       11,049      1,376,965
                             ------     -------          ------      ---------       ------      ---------

   End of year                8,241     904,486          10,325        950,226        5,009      1,110,887
                             ======     =======          ======      =========       ======      =========


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2000 using oil and gas prices of $24.69 per barrel and $9.43 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:

                               Dyco 1980-1 Program
                               -------------------

                                               2000
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues          $101,087      $135,772      $181,813      $273,587
Gross Profit (1)          78,643       113,597       144,793      214,898
Net Income                40,360        90,575       113,097       200,818
Limited Partners'
   Net Income
   Per Unit                 9.99         22.42         27.99         49.71




                                               1999
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues          $ 63,140      $ 78,214      $101,602      $103,212
Gross Profit (1)          44,185        53,760        78,930        88,233
Net Income                 9,355        29,830        55,546        51,502
Limited Partners'
   Net Income               2.32          7.38         13.75         12.75
   Per Unit

--------------------
(1) Total revenues less oil and gas production expenses.

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-2 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.












                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 31, 2001

                           DYCO OIL AND GAS PROGRAM
                          1980-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------
                                                  2000           1999
                                                --------       --------

CURRENT ASSETS:
   Cash and cash equivalents                    $109,205       $ 52,257
   Accrued oil and gas sales                     158,747         91,782
                                                 -------        -------
      Total current assets                      $267,952       $144,039

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method                117,346        134,686

DEFERRED CHARGE                                   36,988         48,100
                                                 -------        -------
                                                $422,286       $326,825
                                                 =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  6,105       $  8,842
   Gas imbalance payable                           2,429         20,136
                                                 -------        -------
      Total current liabilities                 $  8,534       $ 28,978

ACCRUED LIABILITY                               $124,086       $117,808

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                             $  2,897       $  1,801
   Limited Partners, issued and
      outstanding, 5,000 Units                   286,769        178,238
                                                 -------        -------
      Total Partners' Capital                   $289,666       $180,039
                                                 -------        -------
                                                $422,286       $326,825
                                                 =======        =======






                     The accompanying notes are an integral
                       part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1980-2 LIMITED PARTNERSHIP
                                 Statements of Operations
                   For the Years Ended December 31, 2000, 1999, and 1998

                                     2000           1999           1998
                                   --------       --------       --------
REVENUES:
   Oil and gas sales               $932,226       $536,552       $668,146
   Interest                           7,620          4,073         12,007
                                    -------        -------        -------
                                   $939,846       $540,625       $680,153

COSTS AND EXPENSES:
   Lease operating                 $118,753       $111,734       $ 80,586
   Production taxes                  63,577         38,453         44,176
   Depreciation, depletion,
      and amortization of
      oil and gas properties         15,172         40,533         60,659
   General and administrative       101,522         97,389         98,310
                                    -------        -------        -------
                                   $299,024       $288,109       $283,731
                                    -------        -------        -------

NET INCOME                         $640,822       $252,516       $396,422
                                    =======        =======        =======
GENERAL PARTNER (1%) -
   NET INCOME                      $  6,408       $  2,525       $  3,964
                                    =======        =======        =======
LIMITED PARTNERS (99%) -
   NET INCOME                      $634,414       $249,991       $392,458
                                    =======        =======        =======
NET INCOME per Unit                $ 126.67       $  49.91       $  78.36
                                    =======        =======        =======
UNITS OUTSTANDING                     5,059          5,059          5,059
                                    =======        =======        =======





                     The accompanying notes are an integral
                       part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1980-2 LIMITED PARTNERSHIP
                  Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2000, 1999, and 1998


                                     General        Limited
                                     Partner        Partners        Total
                                    ---------      ----------     ----------

Balances at Dec. 31, 1997            $4,923         $487,388       $492,311
   Cash distributions               ( 6,323)       ( 626,052)     ( 632,375)
   Net income                         3,964          392,458        396,422
                                      -----          -------        -------

Balances at Dec. 31, 1998            $2,564         $253,794       $256,358
   Cash distributions               ( 3,288)       ( 325,547)     ( 328,835)
   Net income                         2,525          249,991        252,516
                                      -----          -------        -------

Balances at Dec. 31, 1999            $1,801         $178,238       $180,039
   Cash distributions               ( 5,312)       ( 525,883)     ( 531,195)
   Net income                         6,408          634,414        640,822
                                      -----          -------        -------

Balances at Dec. 31, 2000            $2,897         $286,769       $289,666
                                      =====          =======        =======



                     The accompanying notes are an integral
                       part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1980-2 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                            2000          1999         1998
                                         ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $640,822      $252,516     $396,422
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
         amortization of oil and gas
         properties                         15,172        40,533       60,659
      (Increase) decrease in accrued
         oil and gas sales               (  66,965)    (   3,148)      37,657
      (Increase) decrease in deferred
         charge                             11,112     (  14,675)      42,095
      Increase (decrease) in
         accounts payable                (   2,737)        3,383    (  34,463)
      Increase (decrease) in gas
         imbalance payable               (  17,707)        3,296    (  54,365)
      Increase (decrease) in accrued
         liability                           6,278        38,733    (  43,603)
                                          --------       -------      -------
   Net cash provided by
      operating activities                $585,975      $320,638     $404,402
                                           -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of
      oil and gas properties              $  3,837      $     72     $ 28,442
   Additions to oil and gas
      properties                         (   1,669)    (   2,011)   (   6,096)
                                           -------       -------      -------
   Net cash provided (used) by
      investing activities                $  2,168     ($  1,939)    $ 22,346

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($531,195)    ($328,835)   ($632,375)
                                           -------       -------      -------
   Net cash used by financing
      activities                         ($531,195)    ($328,835)   ($632,375)
                                           -------       -------      -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   $ 56,948     ($ 10,136)   ($205,627)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 $ 52,257      $ 62,393     $268,020
                                           -------       -------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $109,205      $ 52,257     $ 62,393
                                           =======       =======      =======

                     The accompanying notes are an integral
                      part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1980-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 16, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 2,376 (47.5%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998 were $0.05, $0.16, and $0.17, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2000 and 1999 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 102,206 Mcf, resulting in prepaid lease operating expenses of $36,988. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 143,839 Mcf, resulting in prepaid lease operating expenses of $48,100.


      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 342,873 Mcf, resulting in accrued lease operating expenses of $124,086. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 352,298 Mcf, resulting in accrued lease operating expenses of $117,808.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2000 total sales exceeded the Program's share of estimated total gas reserves on one well by $2,429 (1,619 Mcf). At December 31, 1999 total sales exceeded the Program's share of estimated total gas reserves on three wells by $20,136 (13,424 Mcf). These amounts were recorded as gas imbalance payables at December 31, 2000 and 1999 in accordance with the sales method.


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


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $101,522, $97,389, and $98,310, respectively, of which $87,360, $85,620, and $85,620, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

            The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2000, 1999, and 1998:


            Purchaser                        2000       1999       1998
            ---------                        -----      -----      -----

            El Paso Energy
              Marketing Company              60.7%      89.1%      74.2%
            Lumen Energy Corp.               24.0%        -          -
            Chevron U.S.A. Inc.                -          -        22.0%

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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                                                     December 31,
                                            -------------------------------
                                                2000              1999
                                            -------------     -------------

      Proved properties                      $35,358,269       $35,360,437

      Less accumulated depreciation,
        depletion, amortization,
        and valuation allowance             ( 35,240,923)     ( 35,225,751)
                                              ----------        ----------

      Net oil and gas properties             $   117,346       $   134,686
                                              ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2000, 1999, and 1998. Costs incurred by the Program in connection with its oil and gas property development activities during 2000, 1999, and 1998 were as follows:

                                                    December 31,
                                             ---------------------------
                                              2000       1999      1998
                                             ------     ------    ------

            Development costs                $1,669     $2,011    $6,096


      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 2000, 1999, and 1998. Proved reserves were estimated by petroleum engineers employed by affiliates of the Program. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.




                                    2000                        1999                         1998
                           -----------------------      ----------------------      -----------------------
                             Oil           Gas            Oil          Gas             Oil          Gas
                           (Bbls)         (Mcf)         (Bbls)        (Mcf)          (Bbls)        (Mcf)
                           -------     -----------      -------    -----------      --------    -----------
Proved reserves,
   beginning of year        7,429       1,373,300        8,854      1,478,948        7,002       1,301,400

Revisions of previous
   estimates               (   98)        355,534       (  515)       143,533        3,344         566,011

Sales of reserves          (   12)           -             -             -          (   93)     (   46,488)

Extensions and
   discoveries                 10             991          -             -            -              1,531

Production                 (  866)     (  276,520)      (  910)    (  249,181)      (1,399)     (  343,506)
                            -----       ---------        -----      ---------        -----       ---------

Proved reserves,
   end of year              6,463       1,453,305        7,429      1,373,300        8,854       1,478,948
                            =====       =========        =====      =========        =====       =========

Proved developed
reserves:
   Beginning of year        7,429       1,373,300        8,854      1,478,948        7,002       1,301,400
                            -----       ---------        -----      ---------        -----       ---------

   End of year              6,463       1,453,305        7,429      1,373,300        8,854       1,478,948
                            =====       =========        =====      =========        =====       =========

            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2000 using oil and gas prices of $23.79 per barrel and $8.99 per Mcf, respectively.


6.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:

                               Dyco 1980-2 Program
                               -------------------

                                               2000
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues          $144,834      $212,074      $221,559      $361,379
Gross Profit (1)         103,701       180,512       179,522       293,781
Net Income                64,337       152,976       147,712       275,797
Limited Partners'
   Net Income
   Per Unit                12.72         30.24         29.19         54.52




                                               1999
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues          $122,150      $143,247      $159,000      $116,228
Gross Profit (1)          92,529       112,290       124,331        61,288
Net Income                48,515        81,319        95,755        26,927
Limited Partners'
   Net Income               9.59         16.07         18.93          5.32
   Per Unit

------------------------
(1) Total revenues less oil and gas production expenses.

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

            NAME              AGE             POSITION WITH DYCO
      ----------------        ---      --------------------------------
      Dennis R. Neill          49      President and Director

      Patrick M. Hall          42      Chief Financial Officer

      Judy K. Fox              50      Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2000:

             Compensation/Reimbursement to Dyco and its Affiliates
                      Three Years Ended December 31, 2000

   Type of Compensation/
      Reimbursement(1)                                Expense
  ----------------------                  -------------------------------
                                           2000        1999        1998
                                          -------     -------     -------

1980-1 Program
--------------

   Compensation:
      Operations                            (2)         (2)         (2)

   Reimbursements:
      General and Adminis-
      trative, Geological,
      and Engineering
      Expenses and Direct
      Expenses(3)                         $68,196     $56,088     $56,088

1980-2 Program
--------------

   Compensation:
      Operations                            (2)         (2)         (2)

   Reimbursements:
      General and Adminis-
      trative, Geological,
      and Engineering
      Expenses and Direct
      Expenses(3)                         $87,360     $85,620     $85,620

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2000:





                                                     1980-1 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2000

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                        Annual Compensation                 Awards              Payouts
                                   ----------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                       Salary     Bonus     sation       Award(s)      Options/     Payouts     sation
   Position               Year       ($)       ($)        ($)          ($)          SARs(#)       ($)         ($)
---------------           ----     -------   -------    -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           1998       -         -          -           -              -            -           -
                          1999       -         -          -           -              -            -           -
                          2000       -         -          -           -              -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1998     $33,193     -          -           -              -            -           -
                          1999     $34,259     -          -           -              -            -           -
                          2000     $40,474     -          -           -              -            -           -
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







                                                     1980-2 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2000

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                   Awards              Payouts
                                -------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                    Salary       Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year      ($)         ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------         ----    -------     -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)         1998      -           -           -           -              -            -           -
                        1999      -           -           -           -              -            -           -
                        2000      -           -           -           -              -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1998    $50,670       -           -           -              -            -           -
                        1999    $52,297       -           -           -              -            -           -
                        2000    $51,848       -           -           -              -            -           -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2001 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                           Number of Units
                                                            Beneficially
                                                           Owned (Percent
             Beneficial Owner                              of Outstanding)
-------------------------------------------                ---------------

1980-1 Program:
--------------

   Samson Resources Company                                 2,017  (50.4%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)               2,017  (50.4%)


1980-2 Program:
--------------

   Samson Resources Company                                 2,377  (47.5%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)               2,377  (47.5%)

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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 50.4% of the 1080-1 Program's outstanding Units as of March 1, 2001, making the Program a 50% subsidiary of Resources. The Program Agreement permits Resources to independently vote its Units. Resources' majority Unit ownership will determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Programs as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 are filed as part of this report:

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

                  ------------------
                  *  Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2000.

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

                                    DYCO OIL AND GAS PROGRAM 1980-1
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 29, 2001


                                    By:   /s/ Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill          President and            March 29, 2001
      -------------------          Director (Principal
         Dennis R. Neill           Executive Officer)

      /s/ Patrick M. Hall          Chief Financial          March 29, 2001
      -------------------          Officer (Principal
         Patrick M. Hall           Financial and
                                   Accounting Officer)

      /s/ Judy K. Fox              Secretary                March 29, 2001
      -------------------
         Judy K. Fox

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

                                    DYCO OIL AND GAS PROGRAM 1980-2
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 29, 2001


                                    By:   /s/ Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill        President and              March 29, 2001
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/ Patrick M. Hall        Chief Financial            March 29, 2001
      -------------------        Officer (Principal
         Patrick M. Hall         Financial and
                                 Accounting Officer)

      /s/ Judy K. Fox            Secretary                  March 29, 2001
      -------------------
         Judy K. Fox

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


------------------
*  Filed herewith.