Form 10-Q
period 2001-03-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2001-05-07
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2001                           33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                                  March 31,    December 31,
                                                    2001           2000
                                                 ----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $ 94,908       $ 77,843
   Accrued oil and gas sales                        120,509        116,350
                                                   --------       --------
      Total current assets                         $215,417       $194,193

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             271,444        262,743

DEFERRED CHARGE                                      34,462         34,462
                                                   --------       --------
                                                   $521,323       $491,398
                                                   ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                $  4,720       $  4,685
   Gas imbalance payable                              5,384          5,384
                                                   --------       --------
      Total current liabilities                    $ 10,104       $ 10,069

ACCRUED LIABILITY                                  $ 38,342       $ 38,342

PARTNERS' CAPITAL:
   General Partner, 40 general
      partner units                                $  4,729       $  4,430
   Limited Partners, issued and
      outstanding, 4,000 Units                      468,148        438,557
                                                   --------       --------
      Total Partners' capital                      $472,877       $442,987
                                                   --------       --------
                                                   $521,323       $491,398
                                                   ========       ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                 --------         -------

REVENUES:
   Oil and gas sales                             $241,094        $100,218
   Interest                                         1,308             869
                                                 --------        --------
                                                 $242,402        $101,087

COSTS AND EXPENSES:
   Oil and gas production                        $ 28,964        $ 22,444
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   15,353          12,876
   General and administrative
      (Note 2)                                     26,795          25,407
                                                 --------        --------
                                                 $ 71,112        $ 60,727
                                                 --------        --------

NET INCOME                                       $171,290        $ 40,360
                                                 ========        ========
GENERAL PARTNER (1%) - net income                $  1,713        $    404
                                                 ========        ========
LIMITED PARTNERS (99%) - net income              $169,577        $ 39,956
                                                 ========        ========
NET INCOME PER UNIT                              $  42.40        $   9.99
                                                 ========        ========
UNITS OUTSTANDING                                   4,040           4,040
                                                 ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                                  2001             2000
                                                ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $171,290          $ 40,360
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                15,353            12,876
      (Increase) decrease in accrued oil
        and gas sales                          (   4,159)            2,218
      Increase (decrease) in accounts
        payable                                       35         (     687)
      Increase in payable to General
        Partner                                        -             2,000
                                                --------          --------
   Net cash provided by operating
      activities                                $182,519          $ 56,767
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $    989
   Additions to oil and gas properties         (  24,054)                -
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($ 24,054)         $    989
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($141,400)         $      -
                                                --------          --------
   Net cash used by financing
      activities                               ($141,400)         $      -
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 17,065          $ 57,756

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            77,843            44,620
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 94,908          $102,376
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                  March 31,    December 31,
                                                    2001           2000
                                                 ----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $160,398        $109,205
   Accrued oil and gas sales                       187,366         158,747
                                                  --------        --------
      Total current assets                        $347,764        $267,952

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            130,148         117,346

DEFERRED CHARGE                                     36,988          36,988
                                                  --------        --------
                                                  $514,900        $422,286
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  6,640        $  6,105
   Gas imbalance payable                             2,429           2,429
                                                  --------        --------
      Total current liabilities                   $  9,069        $  8,534

ACCRUED LIABILITY                                 $124,086        $124,086

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                               $  3,817        $  2,897
   Limited Partners, issued and
      outstanding, 5,000 Units                     377,928         286,769
                                                  --------        --------
      Total Partners' capital                     $381,745        $289,666
                                                  --------        --------
                                                  $514,900        $422,286
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         --------

REVENUES:
   Oil and gas sales                            $383,059         $143,756
   Interest                                        1,860            1,078
                                                --------         --------
                                                $384,919         $144,834

COSTS AND EXPENSES:
   Oil and gas production                       $ 47,732         $ 41,133
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  10,614            8,889
   General and administrative
      (Note 2)                                    32,134           30,475
                                                --------         --------
                                                $ 90,480         $ 80,497
                                                --------         --------

NET INCOME                                      $294,439         $ 64,337
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  2,944         $    643
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $291,495         $ 63,694
                                                ========         ========
NET INCOME PER UNIT                             $  58.20         $  12.72
                                                ========         ========
UNITS OUTSTANDING                                  5,059            5,059
                                                ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $294,439          $ 64,337
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                10,614             8,889
      (Increase) decrease in accrued oil
        and gas sales                          (  28,619)              480
      Increase (decrease) in accounts
        payable                                      535         (   2,051)
      Increase in payable to General
        Partner                                        -             2,000
                                                --------          --------
   Net cash provided by operating
      activities                                $276,969          $ 73,655
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $    988
   Additions to oil and gas
      properties                               (  23,416)        (      66)
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($ 23,416)         $    922
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($202,360)         $      -
                                                --------          --------
   Net cash used by financing
      activities                               ($202,360)         $      -
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 51,193          $ 74,577

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           109,205            52,257
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $160,398          $126,834
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. During the first quarter of 2001, the 1980-1 and 1980-2 Programs incurred recompletion costs of approximately $24,000 and $23,000, respectively, on the Wright #1-20 located in Roger Mills County, Oklahoma in which the Programs own interests of 13.07% and 13.61%, respectively. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2001 and 2000, the 1980-1 Program incurred such expenses totaling $26,795 and $25,407, respectively, of which $17,049 was paid each period to Dyco and its affiliates. During the three months ended March 31, 2001 and 2000, the 1980-2 Program incurred such expenses totaling $32,134 and $30,475, respectively, of which $21,840 was paid each period to Dyco and its affiliates.

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

      The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. However, during the first quarter of 2001, the 1980-1 and 1980-2 Programs incurred costs of approximately $24,000 and $23,000, respectively, for an unsuccessful recompletion of the Wright #1-20 well located in Roger Mills County, Oklahoma in which the Programs own interests of 13.07% and 13.61%, respectively. There should be no further material capital resource commitments in the future. The Programs have no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


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

      1980-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $241,094        $100,218
      Oil and gas production expenses             $ 28,964        $ 22,444
      Barrels produced                                 281             224
      Mcf produced                                  32,467          38,575
      Average price/Bbl                           $  27.05        $  27.03
      Average price/Mcf                           $   7.19        $   2.44

      As shown in the table above, total oil and gas sales increased $140,876 (140.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $154,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $15,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 57 barrels, while volumes of gas sold decreased 6,108 Mcf for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) the 1980-1 Program's receipt of a reduced percentage of sales on two wells during the three months ended March 31, 2001 due to gas balancing and (ii) normal declines in production. Average oil and gas prices increased to $27.05 per barrel and $7.19 per Mcf, respectively, for the three months ended March 31, 2001 from $27.03 per barrel and $2.44 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,520 (29.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) a negative lease operating expense adjustment made by the operator on one well during the three months ended March 31, 2001 and (ii) the sale of two wells during mid and late 2000. As a percentage of oil and gas sales, these expenses decreased to 12.0% for the three months ended March 31, 2001 from 22.4% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,477 (19.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to the increases in the average prices of oil and gas sold. This increase was partially offset by decreases in depreciation, depletion, and amortization due to (i) an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 6.4% for the three months ended March 31, 2001 from 12.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $1,388 (5.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 11.1% for the three months ended March 31, 2001 from 25.4% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $383,059        $143,756
      Oil and gas production expenses             $ 47,732        $ 41,133
      Barrels produced                                 288             110
      Mcf produced                                  51,797          60,681
      Average price/Bbl                           $  27.75        $  27.46
      Average price/Mcf                           $   7.24        $   2.32

      As shown in the table above, total oil and gas sales increased $239,303 (166.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $255,000 was related to an increase in the average price of gas sold. Volumes of oil sold increased 178 barrels, while volumes of gas sold decreased 8,884 Mcf for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the 1980-2 Program's receipt of a reduced percentage of sales on one well during the three months ended March 31, 2001 due to gas balancing. Average oil and gas prices increased to $27.75 per barrel and $7.24 per Mcf, respectively, for the three months ended

      March 31, 2001 from $27.46 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,599 (16.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) workover expenses incurred on one well during the three months ended March 31, 2000 in order to improve the recovery of reserves and (ii) a negative lease operating expense adjustment made by the operator on one well during the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses decreased to 12.5% for the three months ended March 31, 2001 from 28.6% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,725 (19.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to the increases in the average prices of oil and gas sold. This increase was partially offset by decreases in depreciation depletion, and amortization due to (i) an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000,
      (ii) an upward revision in gas reserves at December 31, 2000, and (iii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 2.8% for the three months ended March 31, 2001 from 6.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the upward reserve revision and the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $1,659 (5.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended March 31, 2001 from 21.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

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


                              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2001                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2001                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer