Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2001-08-08
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2001                            33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                                  June 30,     December 31,
                                                    2001           2000
                                                 ----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $ 49,155       $ 77,843
   Accrued oil and gas sales                         92,592        116,350
                                                   --------       --------
      Total current assets                         $141,747       $194,193

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             248,706        262,743

DEFERRED CHARGE                                      34,462         34,462
                                                   --------       --------
                                                   $424,915       $491,398
                                                   ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                $  4,697       $  4,685
   Gas imbalance payable                              5,384          5,384
                                                   --------       --------
      Total current liabilities                    $ 10,081       $ 10,069

ACCRUED LIABILITY                                  $ 38,342       $ 38,342

PARTNERS' CAPITAL:
   General Partner, 40 general
      partner units                                $  3,765       $  4,430
   Limited Partners, issued and
      outstanding, 4,000 Units                      372,727        438,557
                                                   --------       --------
      Total Partners' capital                      $376,492       $442,987
                                                   --------       --------
                                                   $424,915       $491,398
                                                   ========       ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                 --------         -------

REVENUES:
   Oil and gas sales                             $154,756        $134,119
   Interest                                         1,308           1,653
                                                 --------        --------
                                                 $156,064        $135,772

COSTS AND EXPENSES:
   Oil and gas production                        $ 28,728        $ 22,175
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   23,569           4,771
   General and administrative
      (Note 2)                                     18,352          18,251
                                                 --------        --------
                                                 $ 70,649        $ 45,197
                                                 --------        --------

NET INCOME                                       $ 85,415        $ 90,575
                                                 ========        ========
GENERAL PARTNER (1%) - net income                $    854        $    906
                                                 ========        ========
LIMITED PARTNERS (99%) - net income              $ 84,561        $ 89,669
                                                 ========        ========
NET INCOME PER UNIT                              $  21.14        $  22.42
                                                 ========        ========
UNITS OUTSTANDING                                   4,040           4,040
                                                 ========        ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                 --------         -------

REVENUES:
   Oil and gas sales                             $395,850        $234,337
   Interest                                         2,616           2,522
                                                 --------        --------
                                                 $398,466        $236,859

COSTS AND EXPENSES:
   Oil and gas production                        $ 57,692        $ 44,619
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   38,922          17,647
   General and administrative
      (Note 2)                                     45,147          43,658
                                                 --------        --------
                                                 $141,761        $105,924
                                                 --------        --------

NET INCOME                                       $256,705        $130,935
                                                 ========        ========
GENERAL PARTNER (1%) - net income                $  2,567        $  1,310
                                                 ========        ========
LIMITED PARTNERS (99%) - net income              $254,138        $129,625
                                                 ========        ========
NET INCOME PER UNIT                              $  63.54        $  32.41
                                                 ========        ========
UNITS OUTSTANDING                                   4,040           4,040
                                                 ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                                                  2001             2000
                                                --------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $256,705          $130,935
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                38,922            17,647
      (Increase) decrease in accrued
        oil and gas sales                         23,758         (  26,321)
      Increase (decrease) in accounts
        payable                                       12         (     524)
                                                --------          --------
   Net cash provided by operating
      activities                                $319,397          $121,737
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $ 18,253
   Additions to oil and gas
      properties                               (  24,885)                -
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($ 24,885)         $ 18,253
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($323,200)        ($141,400)
                                                --------          --------
   Net cash used by financing
      activities                               ($323,200)        ($141,400)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 28,688)        ($  1,410)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            77,843            44,620
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 49,155          $ 43,210
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                  June 30,     December 31,
                                                    2001           2000
                                                 ----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 77,101        $109,205
   Accrued oil and gas sales                       124,206         158,747
                                                  --------        --------
      Total current assets                        $201,307        $267,952

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            116,917         117,346

DEFERRED CHARGE                                     36,988          36,988
                                                  --------        --------
                                                  $355,212        $422,286
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  7,067        $  6,105
   Gas imbalance payable                             2,429           2,429
                                                  --------        --------
      Total current liabilities                   $  9,496        $  8,534

ACCRUED LIABILITY                                 $124,086        $124,086

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                               $  2,216        $  2,897
   Limited Partners, issued and
      outstanding, 5,000 Units                     219,414         286,769
                                                  --------        --------
      Total Partners' capital                     $221,630        $289,666
                                                  --------        --------
                                                  $355,212        $422,286
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $191,312         $209,950
   Interest                                        2,087            2,124
                                                --------         --------
                                                $193,399         $212,074

COSTS AND EXPENSES:
   Oil and gas production                       $ 37,699         $ 31,562
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  14,273            4,366
   General and administrative
      (Note 2)                                    23,297           23,170
                                                --------         --------
                                                $ 75,269         $ 59,098
                                                --------         --------

NET INCOME                                      $118,130         $152,976
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  1,181         $  1,530
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $116,949         $151,446
                                                ========         ========
NET INCOME PER UNIT                             $  23.35         $  30.24
                                                ========         ========
UNITS OUTSTANDING                                  5,059            5,059
                                                ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $574,371         $353,706
   Interest                                        3,947            3,202
                                                --------         --------
                                                $578,318         $356,908

COSTS AND EXPENSES:
   Oil and gas production                       $ 85,431         $ 72,695
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  24,887           13,255
   General and administrative
      (Note 2)                                    55,431           53,645
                                                --------         --------
                                                $165,749         $139,595
                                                --------         --------

NET INCOME                                      $412,569         $217,313
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  4,125         $  2,173
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $408,444         $215,140
                                                ========         ========
NET INCOME PER UNIT                             $  81.55         $  42.96
                                                ========         ========
UNITS OUTSTANDING                                  5,059            5,059
                                                ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $412,569          $217,313
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                24,887            13,255
      (Increase) decrease in accrued oil
        and gas sales                             34,541         (  52,468)
      Increase (decrease) in accounts
        payable                                      962         (   1,922)
                                                --------          --------
   Net cash provided by operating
      activities                                $472,959          $176,178
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $  1,082
   Additions to oil and gas
      properties                               (  24,458)        (      69)
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($ 24,458)         $  1,013
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($480,605)        ($151,770)
                                                --------          --------
   Net cash used by financing
      activities                               ($480,605)        ($151,770)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 32,104)         $ 25,421

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           109,205            52,257
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 77,101          $ 77,678
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the 1980-1 Program incurred such expenses totaling $18,352 and $18,251, respectively, of which $17,049 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the 1980-1 Program incurred such expenses totaling $45,147 and $43,658, respectively, of which $34,098 was paid each period to Dyco and its affiliates. During the three months ended June 30, 2001 and 2000, the 1980-2 Program incurred such expenses totaling $23,297 and $23,170, respectively, of which $21,840 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the 1980-2 Program incurred such expenses totaling $55,431 and $53,645, respectively, of which $43,680 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      1980-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $154,756        $134,119
      Oil and gas production expenses             $ 28,728        $ 22,175
      Barrels produced                                 128             332
      Mcf produced                                  33,901          36,842
      Average price/Bbl                           $  28.41        $  28.24
      Average price/Mcf                           $   4.46        $   3.39

      As shown in the table above, total oil and gas sales increased $20,637 (15.4%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $36,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $6,000 and $10,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 204 barrels and 2,941 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to
      (i) the shutting-in of one well in order to perform repairs during the three months ended June 30, 2001 and (ii) the sale of one well during early 2000. Average oil and gas prices increased to $28.41 per barrel and $4.46 per Mcf, respectively, for the three months ended June 30, 2001 from $28.24 per barrel and $3.39 per Mcf, respectively, for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,553 (29.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to repair and maintenance expenses incurred on two wells during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 18.6% for the three months ended June 30, 2001 from 16.5% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $18,798 (394.0%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 15.2% for the three months ended June 30, 2001 from 3.6% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 11.9% for the three months ended June 30, 2001 from 13.6% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $395,850        $234,337
      Oil and gas production expenses             $ 57,692        $ 44,619
      Barrels produced                                 409             556
      Mcf produced                                  66,368          75,417
      Average price/Bbl                           $  27.47        $  27.75
      Average price/Mcf                           $   5.80        $   2.90

      As shown in the table above, total oil and gas sales increased $161,513 (68.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $192,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $26,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 147 barrels and 9,049 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the 1980-1 Program receiving a reduced percentage of sales on two wells during the six months ended June 30, 2001 due to gas balancing. As of the date of this Quarterly Report, Management does not know whether the gas balancing adjustment will continue in the future, thereby continuing to contribute to a decrease in volumes of gas produced for the 1980-1 Program. Average oil prices decreased to $27.47 per barrel for the six months ended June 30, 2001 from $27.75 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.80 per Mcf for the six months ended June 30, 2001 from $2.90 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,073 (29.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 14.6% for the six months ended June 30, 2001 from 19.0% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $21,275 (120.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000 and (ii) the increase in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 9.8% for the six months ended June 30, 2001 from 7.5% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization.

      General and administrative expenses increased $1,489 (3.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 11.4% for the six months ended June 30, 2001 from 18.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $191,312        $209,950
      Oil and gas production expenses             $ 37,699        $ 31,562
      Barrels produced                                 172             172
      Mcf produced                                  42,356          60,918
      Average price/Bbl                           $  27.58        $  28.09
      Average price/Mcf                           $   4.40        $   3.37

      As shown in the table above, total oil and gas sales decreased $18,638 (8.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $63,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $44,000 related to an increase in the average price of gas sold. Volumes of oil sold remained constant at 172 barrels, while volumes of gas sold decreased 18,562 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) production difficulties incurred on one well during the three months ended June 30, 2001 and (ii) normal declines in production. Average oil prices decreased to $27.58 per barrel for the three months ended June 30, 2001 from $28.09 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.40 per Mcf for the three months ended June 30, 2001 from $3.37 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,137 (19.4%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to repair and maintenance expenses incurred on several wells during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 19.7% for the three months ended June 30, 2001 from 15.0% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $9,907 (226.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 7.5% for the three months ended June 30, 2001 from 2.1% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 12.2% for the three months ended June 30, 2001 from 11.0% for the three months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $574,371        $353,706
      Oil and gas production expenses             $ 85,431        $ 72,695
      Barrels produced                                 460             282
      Mcf produced                                  94,153         121,599
      Average price/Bbl                           $  27.68        $  27.84
      Average price/Mcf                           $   5.97        $   2.84

      As shown in the table above, total oil and gas sales increased $220,665 (62.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $294,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $78,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 178 barrels, while volumes of gas sold decreased 27,446 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) production difficulties incurred on one well during the six months ended June 30, 2001 and (ii) normal declines in production. Average oil prices decreased to $27.68 per barrel for the six months ended June 30, 2001 from $27.84 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.97 per Mcf for the six months ended June 30, 2001 from $2.84 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,736 (17.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 14.9% for the six months ended June 30, 2001 from 20.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $11,632 (87.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) the increase in the average price of gas sold and
      (ii) a decrease in the gas price use in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 4.3% for the six months ended June 30, 2001 from 3.7% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,786 (3.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.7% for the six months ended June 30, 2001 from 15.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer