Form 10-Q
period 2001-09-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2001-11-09
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2001                         33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                   2001            2000
                                              -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $ 42,412       $ 77,843
   Accrued oil and gas sales                         59,475        116,350
                                                   --------       --------
      Total current assets                         $101,887       $194,193

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             215,595        262,743

DEFERRED CHARGE                                      34,462         34,462
                                                   --------       --------
                                                   $351,944       $491,398
                                                   ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                $  5,908       $  4,685
   Gas imbalance payable                              5,384          5,384
                                                   --------       --------
      Total current liabilities                    $ 11,292       $ 10,069

ACCRUED LIABILITY                                  $ 35,999       $ 38,342

PARTNERS' CAPITAL:
   General Partner, 40 general
      partner units                                $  3,047       $  4,430
   Limited Partners, issued and
      outstanding, 4,000 Units                      301,606        438,557
                                                   --------       --------
      Total Partners' capital                      $304,653       $442,987
                                                   --------       --------
                                                   $351,944       $491,398
                                                   ========       ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001            2000
                                                 --------        --------

REVENUES:
   Oil and gas sales                             $106,544        $180,960
   Interest                                           617             853
                                                 --------        --------
                                                 $107,161        $181,813

COSTS AND EXPENSES:
   Oil and gas production                        $ 22,456        $ 37,020
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   36,170          12,202
   General and administrative
      (Note 2)                                     19,374          19,494
                                                 --------        --------
                                                 $ 78,000        $ 68,716
                                                 --------        --------

NET INCOME                                       $ 29,161        $113,097
                                                 ========        ========
GENERAL PARTNER (1%) - net income                $    292        $  1,131
                                                 ========        ========
LIMITED PARTNERS (99%) - net income              $ 28,869        $111,966
                                                 ========        ========
NET INCOME PER UNIT                              $   7.22        $  27.99
                                                 ========        ========
UNITS OUTSTANDING                                   4,040           4,040
                                                 ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001            2000
                                                 --------        --------

REVENUES:
   Oil and gas sales                             $502,394        $415,297
   Interest                                         3,233           3,375
                                                 --------        --------
                                                 $505,627        $418,672

COSTS AND EXPENSES:
   Oil and gas production                        $ 80,148        $ 81,639
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   75,092          29,849
   General and administrative
      (Note 2)                                     64,521          63,152
                                                 --------        --------
                                                 $219,761        $174,640
                                                 --------        --------

NET INCOME                                       $285,866        $244,032
                                                 ========        ========
GENERAL PARTNER (1%) - net income                $  2,859        $  2,441
                                                 ========        ========
LIMITED PARTNERS (99%) - net income              $283,007        $241,591
                                                 ========        ========
NET INCOME PER UNIT                              $  70.76        $  60.40
                                                 ========        ========
UNITS OUTSTANDING                                   4,040           4,040
                                                 ========        ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                                  2001             2000
                                                --------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $285,866          $244,032
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                75,092            29,849
      (Increase) decrease in accrued
        oil and gas sales                         56,875         (  35,209)
      Increase (decrease) in accounts
        payable                                    1,223         (   1,341)
      Decrease in accrued liability            (   2,343)                -
                                                --------          --------
   Net cash provided by operating
      activities                                $416,713          $237,331
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $ 18,234
   Additions to oil and gas
      properties                               (  27,944)                -
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($ 27,944)         $ 18,234
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($424,200)        ($222,200)
                                                --------          --------
   Net cash used by financing
      activities                               ($424,200)        ($222,200)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 35,431)         $ 33,365

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            77,843            44,620
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 42,412          $ 77,985
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               September 30,    December 31,
                                                   2001             2000
                                               ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 40,986        $109,205
   Accrued oil and gas sales                        76,531         158,747
                                                  --------        --------
      Total current assets                        $117,517        $267,952

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             95,602         117,346

DEFERRED CHARGE                                     36,988          36,988
                                                  --------        --------
                                                  $250,107        $422,286
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  8,589        $  6,105
   Gas imbalance payable                             2,429           2,429
                                                  --------        --------
      Total current liabilities                   $ 11,018        $  8,534

ACCRUED LIABILITY                                 $124,086        $124,086

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                               $  1,150        $  2,897
   Limited Partners, issued and
      outstanding, 5,000 Units                     113,853         286,769
                                                  --------        --------
      Total Partners' capital                     $115,003        $289,666
                                                  --------        --------
                                                  $250,107        $422,286
                                                  ========        ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $126,035         $220,186
   Interest                                          877            1,373
                                                --------         --------
                                                $126,912         $221,559

COSTS AND EXPENSES:
   Oil and gas production                       $ 35,520         $ 42,037
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  21,748            7,147
   General and administrative
      (Note 2)                                    24,501           24,663
                                                --------         --------
                                                $ 81,769         $ 73,847
                                                --------         --------

NET INCOME                                      $ 45,143         $147,712
                                                ========         ========
GENERAL PARTNER (1%) - net income               $    452         $  1,477
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $ 44,691         $146,235
                                                ========         ========
NET INCOME PER UNIT                             $   8.92         $  29.19
                                                ========         ========
UNITS OUTSTANDING                                  5,059            5,059
                                                ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $700,406         $573,892
   Interest                                        4,824            4,575
                                                --------         --------
                                                $705,230         $578,467

COSTS AND EXPENSES:
   Oil and gas production                       $120,951         $114,732
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  46,635           20,402
   General and administrative
      (Note 2)                                    79,932           78,308
                                                --------         --------
                                                $247,518         $213,442
                                                --------         --------

NET INCOME                                      $457,712         $365,025
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  4,577         $  3,650
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $453,135         $361,375
                                                ========         ========
NET INCOME PER UNIT                             $  90.47         $  72.15
                                                ========         ========
UNITS OUTSTANDING                                  5,059            5,059
                                                ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001             2000
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $457,712          $365,025
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                46,635            20,402
      (Increase) decrease in accrued oil
        and gas sales                             82,216         (  58,131)
      Increase (decrease) in accounts
        payable                                    2,484         (   3,018)
                                                --------          --------
   Net cash provided by operating
      activities                                $589,047          $324,278
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  1,167          $  1,062
   Additions to oil and gas
      properties                               (  26,058)        (      80)
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($ 24,891)         $    982
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($632,375)        ($252,950)
                                                --------          --------
   Net cash used by financing
      activities                               ($632,375)        ($252,950)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 68,219)         $ 72,310

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           109,205            52,257
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 40,986          $124,567
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2001 and 2000, the 1980-1 Program incurred such expenses totaling $19,374 and $19,494, respectively, of which $17,049 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the 1980-1 Program incurred such expenses totaling $64,521 and $63,152, respectively, of which $51,147 was paid each period to Dyco and its affiliates. During the three months ended September 30, 2001 and 2000, the 1980-2 Program incurred such expenses totaling $24,501 and $24,663, respectively, of which $21,840 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the 1980-2 Program incurred such expenses totaling $79,932 and $78,308, respectively, of which $65,520 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      1980-1 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Three Months Ended September 30,
                                              -------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $106,544        $180,960
      Oil and gas production expenses             $ 22,456        $ 37,020
      Barrels produced                                 235             490
      Mcf produced                                  34,899          45,180
      Average price/Bbl                           $  25.76        $  24.85
      Average price/Mcf                           $   2.88        $   3.74

      As shown in the table above, total oil and gas sales decreased $74,416 (41.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this increase, approximately $38,000 was related to a decrease in volumes of gas sold and approximately $30,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 255 barrels and 10,281 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to the 1980-1 Program receiving a reduced percentage of sales on two wells during the three months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced for the 1980-1 Program. Average oil prices increased to $25.76 per barrel for the three months ended September 30, 2001 from $24.85 per barrel for the three months ended September 30, 2000. Average gas prices decreased to $2.88 per Mcf for the three months ended September 30, 2001 from $3.74 per Mcf for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,564 (39.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to a positive prior period lease operating expense adjustment made by the operator on several wells during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 21.1% for the three months ended September 30, 2001 from 20.5% for the three months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $23,968 (196.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 33.9% for the three months ended September 30, 2001 from 6.7% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 18.2% for the three months ended September 30, 2001 from 10.8% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Nine months Ended September 30,
                                               ------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $502,394        $415,297
      Oil and gas production expenses             $ 80,148        $ 81,639
      Barrels produced                                 644           1,046
      Mcf produced                                 101,267         120,597
      Average price/Bbl                           $  26.85        $  26.39
      Average price/Mcf                           $   4.79        $   3.21

      As shown in the table above, total oil and gas sales increased $87,097 (21.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $160,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $11,000 and $62,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 402 barrels and 19,330 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one well in order to perform repairs during the nine months ended September 30, 2001, (ii) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 2000, and (iii) normal declines in production. The decrease in volumes of gas sold was primarily due to the

      1980-1 Program receiving a reduced percentage of sales on two wells during the nine months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced for the 1980-1 Program. Average oil and gas prices increased to $26.85 per barrel and $4.79 per Mcf, respectively, for the nine months ended September 30, 2001 from $26.39 per barrel and $3.21 per Mcf, respectively, for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,491 (1.8%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 16.0% for the nine months ended September 30, 2001 from 19.7% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $45,243 (151.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 14.9% for the nine months ended September 30, 2001 from 7.2% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization.

      General and administrative expenses increased $1,369 (2.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 12.8% for the nine months ended September 30, 2001 from 15.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $126,035        $220,186
      Oil and gas production expenses             $ 35,520        $ 42,037
      Barrels produced                                 123             384
      Mcf produced                                  44,417          51,826
      Average price/Bbl                           $  25.91        $  25.11
      Average price/Mcf                           $   2.77        $   4.06

      As shown in the table above, total oil and gas sales decreased $94,151 (42.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $58,000 was related to a decrease in the average price of gas sold and approximately $30,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 261 barrels and 7,409 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) production difficulties incurred on one well during the three months ended September 30, 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold on one well due to the successful recompletion of that well during early 2001. Average oil prices increased to $25.91 per barrel for the three months ended September 30, 2001 from $25.11 per barrel for the three months ended September 30, 2000. Average gas prices decreased to $2.77 per Mcf for the three months ended September 30, 2001 from $4.06 per Mcf for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,517 (15.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) prior period lease operating expense adjustments made by the operator on several wells during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 28.2% for the three months ended September 30, 2001 from 19.1% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $14,601 (204.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 17.3% for the three months ended September 30, 2001 from 3.2% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 19.4% for the three months ended September 30, 2001 from 11.2% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Nine Months Ended September 30,
                                               ------------------------------
                                                    2001            2000
                                                  --------        --------
      Oil and gas sales                           $700,406        $573,892
      Oil and gas production expenses             $120,951        $114,732
      Barrels produced                                 583             666
      Mcf produced                                 138,570         173,425
      Average price/Bbl                           $  27.31        $  26.27
      Average price/Mcf                           $   4.94        $   3.21

      As shown in the table above, total oil and gas sales increased $126,514 (22.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $240,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $112,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 83 barrels and 34,855 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) production difficulties incurred on one well during the nine months ended September 30, 2001 and (ii) normal declines in production. Average oil and gas prices increased to $27.31 per barrel and $4.94 per Mcf, respectively, for the nine months ended September

      30, 2001 from $26.27 per barrel and $3.21 per Mcf, respectively, for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,219 (5.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 17.3% for the nine months ended September 30, 2001 from 20.0% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $26,233 (128.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 6.7% for the nine months ended September 30, 2001 from 3.6% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,624 (2.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 11.4% for the nine months ended September 30, 2001 from 13.6% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Financial Officer of Dyco.


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


                              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 9, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 9, 2001            By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer