Form 10-K405
period 2001-12-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2002-03-28
CIK 806576, 806577

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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


                               TABLE OF CONTENTS

PART I.......................................................................3
      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................13
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......13
PART II.....................................................................14
      ITEM 5.     MARKET FOR THE REGISTRANT'S  LIMITED  PARTNERSHIP
                  UNITS AND RELATED LIMITED PARTNER MATTERS.................14
      ITEM 6.     SELECTED FINANCIAL DATA...................................15
      ITEM 7.     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............18
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................26
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............27
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................57
PART III....................................................................57
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........57
      ITEM 11.    EXECUTIVE COMPENSATION....................................58
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................63
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............64
PART IV.....................................................................66
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................66

      SIGNATURES............................................................68

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Programs. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001, Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      As limited partnerships, the Programs have no officers, directors, or employees. They rely instead on the personnel of Dyco and Samson. As of February 15, 2002, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 96.9% of the 1980-1 Program's oil and gas sales during the year ended December 31, 2001. During the year ended December 31, 2001 El Paso accounted for approximately 52.0% and Lumen Energy Corporation accounted for approximately 41.9% of the 1980-2 Program's oil and gas sales. In the event of interruption of purchases by these significant customers or the cessation or material change in availability of open-access transportation by the Programs' pipeline transporters, the Programs may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Programs' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Programs. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

     The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Programs' oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Insurance Coverage

      The Programs are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Programs maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Programs, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Programs' financial condition and results of operations.


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Programs as of December 31, 2001.

                              Well Statistics(1)
                            As of December 31, 2001

                                                1980-1       1980-2
                                                Program      Program
                                                -------      -------
            Gross productive wells(2):
               Oil                                  2            1
               Gas                                 30           41
                                                   --           --
                  Total                            32           42

            Net productive wells(3):
               Oil                                .34          .06
               Gas                               1.67         2.75
                                                 ----         ----
                  Total                          2.01         2.81

-----------------
(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one Gross Well, but 0.15 Net Well.


      Drilling Activities

      During the year ended December 31, 2001 the Programs indirectly participated in drilling the following wells. The Programs do not own a working interest in these producing gas wells; therefore they did not incur any costs associated with these developmental drilling activities.

            Well                                            Revenue
P/ship      Name                    County      State       Interest
------      ----                    ------      -----       --------

1980-1      Green No. 4-1A          Washita     OK          .00118

1980-2      McKinney No. 1-24       Grady       OK          .01009
            Good No. 1-25           Grady       OK          .00626
            Green No. 4-1A          Washita     OK          .00123
            Shockey No. 4-25        Grady       OK          .00626
            McKinney No.2-24        Grady       OK          .01009
            Good No. 3-24           Grady       OK          .01009


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Programs, revenues attributable to such production, and certain price and cost information.

                               Net Production Data

                                               Year Ended December 31,
                                       -------------------------------------
                                         2001           2000          1999
                                       --------       --------      --------
1980-1 Program:
--------------

      Production:
        Oil (Bbls)(1)                     1,064          1,435         1,171
        Gas (Mcf)(2)                    132,221        199,350       146,511

      Oil and gas sales:
        Oil                            $ 26,142       $ 40,178      $ 19,198
        Gas                             562,612        646,505       323,006
                                        -------        -------       -------
          Total                        $588,754       $686,683      $342,204
                                        =======        =======       =======
      Total direct operating
        expenses(3)                    $ 71,911       $140,328      $ 81,060
                                        =======        =======       =======

      Direct operating expense
        as a percentage of oil
        and gas sales                     12.2%          20.4%         23.7%

      Average sales price:
        Per barrel of oil                $24.57         $28.00        $16.39
        Per Mcf of gas                     4.26           3.24          2.20

      Direct operating expenses
        per equivalent Mcf of
        gas(4)                           $  .52         $  .67        $  .53

                                             Year Ended December 31,
                                       ------------------------------------
                                         2001         2000          1999
                                       --------     ---------     ---------
1980-2 Program:
--------------

      Production:
        Oil (Bbls)(1)                       870          866            910
        Gas (Mcf)(2)                    181,684      276,520        249,181

      Oil and gas sales:
        Oil                            $ 22,185     $ 23,714       $ 15,086
        Gas                             787,056      908,512        521,466
                                        -------      -------        -------
         Total                         $809,241     $932,226       $536,552
                                        =======      =======        =======

      Total direct operating
        expenses(3)                    $128,878     $182,330       $150,187
                                        =======      =======        =======

      Direct operating expenses
        as a percentage of oil
        and gas sales                     15.9%        19.6%          28.0%

      Average sales price:
        Per barrel of oil                $25.50       $27.38         $16.58
        Per Mcf of gas                     4.33         3.29           2.09

      Direct operating expenses
        per equivalent Mcf of
        gas(4)                           $  .69       $  .65         $  .59

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

      Proved Reserves and Net Present Value

      The following table sets forth the Programs' estimated proved oil and gas reserves and net present value therefrom as of December 31, 2001. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Programs' proved reserves was calculated on the basis of current costs and prices at December 31, 2001. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than what such estimates and values would have been if oil and gas prices remained unchanged from December 31, 2000 to December 31, 2001. The prices used in calculating the net present value attributable to the Programs' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Programs' proved reserves at December 31, 2001 will actually be realized for such production.

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


                              Proved Reserves and
                               Net Present Value
                             From Proved Reserves

                          As of December 31, 2001(1)

1980-1 Program:
--------------

      Estimated proved reserves:
         Gas (Mcf)                                     1,118,157
         Oil and liquids (Bbls)                            7,624

      Net present value (discounted
         at 10% per annum)                            $1,347,083

1980-2 Program:
--------------

      Estimated proved reserves:
         Gas (Mcf)                                     1,585,633
         Oil and liquids (Bbls)                            6,826

      Net present value (discounted
         at 10% per annum)                            $1,416,872


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


                            Significant Properties

                                1980-1 Program
                                --------------

      As of December 31, 2001, the 1980-1 Program's properties consist of 32 gross (2.01 net) productive wells. The 1980-1 Program also owns a non-working interest in 29 additional wells. Affiliates of the 1980-1 Program operate 18 (30%) of its total wells. All of the 1980-1 Program's reserves are located in the

Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.


                                1980-2 Program
                                --------------

      As of December 31, 2001, the 1980-2 Program's properties consist of 42 gross (2.81 net) productive wells. The 1980-2 Program also owns a non-working interest in 25 additional wells. Affiliates of the 1980-2 Program operate 29 (43%) of its total wells. All of the 1980-2 Program's reserves are located in the Anadarko Basin.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the limited partners of either Program during 2001.

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

                                1980-1 Program
                                --------------

                                       Repurchase              Cash
                                         Price             Distributions
                                       ----------          -------------
      2000:
         First Quarter                    $219                 $ -
         Second Quarter                    219                  35
         Third Quarter                     244                  20
         Fourth Quarter                    224                  50

      2001:
         First Quarter                    $174                 $35
         Second Quarter                    139                  45
         Third Quarter                     261                  25
         Fourth Quarter                    236                   -

      2002:
         First Quarter                    $236                 $55

                                1980-2 Program
                                --------------

                                       Repurchase              Cash
                                         Price             Distributions
                                       ----------          -------------
      2000:
         First Quarter                    $243                 $ -
         Second Quarter                    243                  30
         Third Quarter                     234                  20
         Fourth Quarter                    214                  55

      2001:
         First Quarter                    $159                 $40
         Second Quarter                    119                  55
         Third Quarter                     270                  30
         Fourth Quarter                    240                   -

      2002:
         First Quarter                    $240                 $45


      As of March 1, 2002 the 1980-1 Program has 4,000 Units outstanding and approximately 1,100 Limited Partners of record. The 1980-2 Program has 5,000 Units outstanding and approximately 1,400 Limited Partners of record.


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Programs. This data should be read in conjunction with the financial statements of the Programs, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                           1980-1 Program
                                           --------------
                                                         December 31,
                             -------------------------------------------------------------------
                               2001           2000          1999           1998           1997
                             --------       --------      --------       --------       --------
Summary of Operations
  Oil and gas sales          $588,754       $686,683      $342,204       $372,541       $682,669
  Total revenues              698,019        692,259       346,168        384,702        689,913

  Lease operating
    expenses                   32,299         93,388        57,375         87,871        115,306
  Production taxes             39,612         46,940        23,685         26,285         49,551
  General and admini-
    strative expenses          82,534         81,436        65,397         66,362         70,286
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                 52,770         25,645        53,478         65,273        103,658

  Net income                  490,804        444,850       146,233        138,911        351,112
    per Unit                   121.49         110.11         36.20          34.38          86.91
  Cash distributions          424,200        424,200       242,400        424,200        565,600
    per Unit                      105            105            60            105            140

Summary Balance Sheet Data:
  Total assets                554,470        491,398       476,056        576,917        894,174
  Partners' capital           509,591        442,987       422,337        518,504        803,793






                                           1980-2 Program
                                           --------------

                                                         December 31,
                             -------------------------------------------------------------------
                               2001           2000          1999           1998           1997
                             --------       --------      --------       --------       --------

Summary of Operations
  Oil and gas sales          $809,241       $932,226      $536,552       $668,146       $830,581
  Total revenues              935,700        939,846       540,625        680,153        845,202

  Lease operating
    expenses                   73,869        118,753       111,734         80,586        168,469
  Production taxes             55,009         63,577        38,453         44,176         59,893
  General and admini-
    strative expenses         102,797        101,522        97,389         98,310        103,189
  Depreciation, depletion,
    and amortization of
    oil and gas
    properties                 39,804         15,172        40,533         60,659         99,067

  Net income                  664,221        640,822       252,516        396,422        414,584
    per Unit                   131.29         126.67         49.91          78.36          81.95
  Cash distributions          632,375        531,195       328,835        632,375        758,850
    per Unit                      125            105            65            125            150

Summary Balance Sheet Data:
  Total assets                445,639        422,286       326,825        357,732        736,604
  Partners' capital           321,512        289,666       180,039        256,358        492,311


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Programs' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Programs' profitability) depend on a number of factors which are beyond the
control  of  the  Partnerships.   These  factors  include  worldwide   political
instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Programs' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Programs' gas production decreased from approximately $9.23 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Programs' oil production decreased from approximately $23.75 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Results of Operations

                                1980-1 Program
                                --------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                    --------------------------------------

      Total oil and gas sales decreased $97,929 (14.3%) in 2001 as compared to 2000. Of this decrease, approximately $10,000 and $218,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $134,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 371 barrels and 67,129 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one well during 2001 in order to perform repairs and maintenance and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made during 2000 by the operators on three wells and (ii) a negative prior period volume adjustment made during 2001 on one well. Average oil prices decreased to $24.57 per barrel in 2001 from $28.00 per barrel in 2000. Average gas prices increased to $4.26 per Mcf in 2001 from $3.24 per Mcf in 2000.

      During 2001, the 1980-1 Program sold several wells for $127,072 representing approximately 5% of its total reserves. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 48%, significantly altering the capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 5% with the remainder recorded as a gain on sale of oil and gas properties.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $68,417 (48.8%) in 2001 as compared to 2000. This decrease was primarily due to a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 12.2% in 2001 from 20.4% in 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $27,125 (105.8%) in 2001 as compared to 2000. This increase was primarily due to decreases in the oil and gas prices used in the valuation of reserves at December 31, 2001 as compared to December 31, 2000. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2001 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 9.0% in 2001 from 3.7% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization.

      General and administrative expenses increased $1,098 (1.3%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 14.0% in 2001 from 11.9% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.



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

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $59,268 (73.1%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 20.4% in 2000 from 23.7% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

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



                                1980-2 Program
                                --------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                    --------------------------------------

      Total oil and gas sales decreased $122,985 (13.2%) in 2001 as compared to 2000. Of this decrease, approximately $312,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $190,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 4 barrels, while volumes of gas sold decreased 94,836 Mcf in 2001 as compared to 2000. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made during 2000 by the operators on three wells and (ii) production difficulties incurred on one well during 2001. Management expects the production difficulties to continue for the foreseeable future. Average oil prices decreased to $25.50 per barrel in 2001 from $27.38 per barrel in 2000. Average gas prices increased to $4.33 per Mcf in 2001 from $3.29 per Mcf in 2000.

      During 2001, the 1980-2 Program sold several wells for $133,554 representing approximately 3% of its total reserves. The proceeds from these sales would have reduced the net book value of the oil and gas properties by 114%, significantly altering the capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 3% with the remainder recorded as a gain on sale of oil and gas properties.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $53,452 (29.3%) in 2001 as compared to 2000. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.9% in 2001 from 19.6% in 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $24,632 (162.4%) in 2001 as compared to 2000. This increase was primarily due to decreases in the oil and gas prices used in the valuation of reserves at December 31, 2001 as compared to December 31, 2000. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2001 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 4.9% in 2001 from 1.6% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,275 (1.3%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 12.7% in 2001 from 10.9% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.



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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2001 production levels for future years, the 1980-1 and 1980-2 Program's proved reserve quantities at December 31, 2001 would have remaining lives of approximately 8.5 and 8.7 years, respectively, for gas reserves and approximately 7.2 and 7.8 years, respectively, for oil reserves. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2001 may cause a decrease in the estimated life of said reserves.

      The 1980-1 Program's Statements of Cash Flows for the years ended December 31, 2000 and 1999, include proceeds from the sale of oil and gas properties of $22,284 and $51,540, respectively. It is possible that the 1980-1 Program's future repurchase values and the likelihood or amount of future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the 1980-1 Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the 1980-1 Program's remaining properties. The proceeds distributed during 1999 were primarily related to the settlement of the gas imbalance position on one well which was sold during 1998. In addition, during December 2001 the 1980-1 and 1980-2 Programs sold certain oil and gas properties for $127,072 and $133,554, respectively. Proceeds from these sales were included in the March 2002 distribution to partners.

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


      New Accounting Pronouncements

      Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Programs' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Programs). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Programs' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Programs' financial condition or results of operations.

      Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Programs in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Programs do not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 27, 2002

                           DYCO OIL AND GAS PROGRAM
                          1980-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------

                                                     2001           2000
                                                   --------       --------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 83,227       $ 77,843
  Accrued oil and gas sales                          65,125        116,350
  Accounts receivable - General
    Partner (Note 2)                                127,072           -
                                                    -------        -------
    Total current assets                           $275,424       $194,193

NET OIL AND GAS PROPERTIES,
  utilizing the full cost method                    232,423        262,743

DEFERRED CHARGE                                      46,623         34,462
                                                    -------        -------
                                                   $554,470       $491,398
                                                    =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                                 $  5,013       $  4,685
  Gas imbalance payable                              10,118          5,384
                                                    -------        -------
    Total current liabilities                      $ 15,131       $ 10,069

ACCRUED LIABILITY                                  $ 29,748       $ 38,342

PARTNERS' CAPITAL:
  General Partner, 40 general
    partner units                                  $  5,096       $  4,430
  Limited Partners, issued and
    outstanding, 4,000 Units                        504,495        438,557
                                                    -------        -------
    Total Partners' Capital                        $509,591       $442,987
                                                    -------        -------
                                                   $554,470       $491,398
                                                    =======        =======




                   The accompanying notes are an integral part
                         of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1980-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999


                                            2001        2000        1999
                                          --------    --------    --------
REVENUES:
   Oil and gas sales                      $588,754    $686,683    $342,204
   Interest                                  3,509       5,576       3,964
   Gain on sale of oil
      and gas properties                   105,756        -           -
                                           -------     -------     -------
                                          $698,019    $692,259    $346,168

COSTS AND EXPENSES:
   Lease operating                        $ 32,299    $ 93,388    $ 57,375
   Production taxes                         39,612      46,940      23,685
   Depreciation, depletion,
      and amortization of
      oil and gas properties                52,770      25,645      53,478
   General and administrative               82,534      81,436      65,397
                                           -------     -------     -------
                                          $207,215    $247,409    $199,935
                                           -------     -------     -------

NET INCOME                                $490,804    $444,850    $146,233
                                           =======     =======     =======
GENERAL PARTNER (1%) -
   NET INCOME                             $  4,908    $  4,449    $  1,462
                                           =======     =======     =======
LIMITED PARTNERS (99%) -
   NET INCOME                             $485,896    $440,401    $144,771
                                           =======     =======     =======
NET INCOME per Unit                       $ 121.49    $ 110.11    $  36.20
                                           =======     =======     =======
UNITS OUTSTANDING                            4,040       4,040       4,040
                                           =======     =======     =======


                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-1 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2001, 2000, and 1999


                                    General      Limited
                                    Partner      Partners        Total
                                   --------     ----------     ----------

Balances at Dec. 31, 1998           $5,185       $513,319       $518,504
   Cash distributions              ( 2,424)     ( 239,976)     ( 242,400)
   Net income                        1,462        144,771        146,233
                                     -----        -------        -------

Balances at Dec. 31, 1999           $4,223       $418,114       $422,337
   Cash distributions              ( 4,242)     ( 419,958)     ( 424,200)
   Net income                        4,449        440,401        444,850
                                     -----        -------        -------

Balances at Dec. 31, 2000           $4,430       $438,557       $442,987
   Cash distributions              ( 4,242)     ( 419,958)     ( 424,200)
   Net income                        4,908        485,896        490,804
                                     -----        -------        -------

Balances at Dec. 31, 2001           $5,096       $504,495       $509,591
                                     =====        =======        =======



                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-1 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                             2001          2000         1999
                                          ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $490,804      $444,850     $146,233
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                  52,770        25,645       53,478
      Gain on sale of oil and
         and gas properties               ( 105,756)         -            -
      (Increase) decrease in accrued
         oil and gas sales                   51,225     (  50,176)   (  17,824)
      Decrease in accounts receivable -
         related party                         -             -           6,216
      (Increase) decrease in
         deferred charge                  (  21,096)       21,040    (   5,407)
      Increase (decrease) in
         accounts payable                       328     (   1,027)         810
      Increase (decrease) in gas
         imbalance payable                    4,734     (   3,313)   (   3,827)
      Decrease in accrued liability       (   8,594)    (     968)   (   1,677)
                                            -------       -------      -------
   Net cash provided by
      operating activities                 $464,415      $436,051     $178,002
                                            -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of
      oil and gas properties               $   -         $ 22,284     $ 51,540
   Additions to oil and gas
      properties                          (  34,831)    (     912)        -
                                            -------       -------      -------
   Net cash provided (used) by
      investing activities                ($ 34,831)     $ 21,372     $ 51,540
                                            -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                     ($424,200)    ($424,200)   ($242,400)
                                            -------       -------      -------
   Net cash used by financing activities  ($424,200)    ($424,200)   ($242,400)
                                            -------       -------      -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                        $  5,384      $ 33,223    ($ 12,858)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    77,843        44,620       57,478
                                            -------       -------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                        $ 83,227      $ 77,843     $ 44,620
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

              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2001, 2000, and 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1980-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on February 15, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 2,043 (51.1%) of the Program's Units at December 31, 2001.

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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2001, 2000, and 1999, were $0.38, $0.12, and $0.35, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2001 and 2000 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 109,944 Mcf, resulting in prepaid lease operating expenses of $46,623. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 83,993 Mcf, resulting in prepaid lease operating expenses of $34,462.


      Accrued Liability

            The Accrued Liability at December 31, 2001 and 2000 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduction occurred. At December 31, 2001, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 72,503 Mcf, resulting in accrued lease operating expenses of $29,748. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 93,448 Mcf, resulting in accrued lease operating expenses of $38,342.


      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2001 total sales exceeded the Program's share of estimated total gas reserves on three wells by $10,118 (6,745 Mcf). At December 31, 2000 total sales exceeded the Program's share of estimated total gas reserves on two wells by $5,384 (3,589 Mcf). These amounts were recorded as gas imbalance payables at December 31, 2001 and 2000 in accordance with the sales method.


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

      New Accounting Pronouncements

            Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

            In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


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


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2001, 2000, and 1999, such expenses totaled $82,534, $81,436, and $65,397, of which $68,196,
      $68,196, and $56,088, respectively, were paid each year to Dyco and its affiliates.

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

      Accounts Receivable - General Partner

            The Accounts Receivable - General Partner at December 31, 2001 represents accrued proceeds from a related party for the sale of certain oil and gas properties during December 2001. Such amount was received in January 2002.


3.    MAJOR CUSTOMERS

            The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2001, 2000, and 1999:

            Purchaser                     2001        2000        1999
            ---------                     -----       -----       -----

            El Paso Energy
              Marketing Company           96.9%       90.6%       94.6%


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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:

                                                     December 31,
                                            --------------------------------
                                                2001              2000
                                            -------------      -------------

      Proved properties                      $29,704,910        $29,682,460

      Less accumulated depreciation,
         depletion, amortization,
         and valuation allowance            ( 29,472,487)      ( 29,419,717)
                                              ----------         ----------

      Net oil and gas properties             $   232,423        $   262,743
                                              ==========         ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2001, 2000, and 1999. Costs incurred by the Program in connection with its oil and gas property development activities during 2001, 2000, and 1999 were as follows:

                                                     December 31,
                                          ---------------------------------
                                            2001         2000         1999
                                          -------       ------       ------

           Development costs              $34,831        $912        $  -



            Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 2001, 2000, and 1999. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.





                                    2001                         2000                         1999
                            ----------------------      -----------------------     -----------------------
                               Oil         Gas             Oil          Gas            Oil          Gas
                             (Bbls)       (Mcf)          (Bbls)        (Mcf)         (Bbls)        (Mcf)
                            --------   -----------      --------    -----------     --------    -----------
Proved reserves,
   beginning of year          8,241       904,486        10,325       950,226         5,009      1,110,887

Revisions of previous
   estimates                    577       380,186           273       155,772         6,487     (   14,150)

Sale of reserves             (  130)   (   34,294)      (   922)     (  2,544)         -              -

Extensions and
  discoveries                  -             -             -              382          -              -

Production                   (1,064)   (  132,221)      ( 1,435)     (199,350)      ( 1,171)    (  146,511)
                              -----     ---------        ------       -------        ------      ---------

Proved reserves,
   end of year                7,624     1,118,157         8,241       904,486        10,325        950,226
                              =====     =========        ======       =======        ======      =========

Proved developed
reserves:
   Beginning of year          8,241       904,486        10,325       950,226         5,009      1,110,887
                              -----     ---------        ------       -------        ------      ---------

   End of year                7,624     1,118,157         8,241       904,486        10,325        950,226
                              =====     =========        ======       =======        ======      =========


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2001 using oil and gas prices of $16.24 per barrel and $2.56 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

          Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                               Dyco 1980-1 Program
                               -------------------

                                               2001
                        ----------------------------------------------------
                          First        Second         Third       Fourth
                         Quarter       Quarter       Quarter      Quarter(2)
                        ---------     ---------     ---------     ---------

Total Revenues          $242,402      $156,064      $107,161      $192,392
Gross Profit (1)         213,438       127,336        84,705       200,629
Net Income               171,290        85,415        29,161       204,938
Limited Partners'
   Net Income
   Per Unit                42.40         21.14          7.22         50.73


                                               2000
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues          $101,087      $135,772      $181,813      $273,587
Gross Profit (1)          78,643       113,597       144,793       214,898
Net Income                40,360        90,575       113,097       200,818
Limited Partners'
   Net Income
   Per Unit                 9.99         22.42         27.99         49.71


--------------------
(1)   Total revenues less oil and gas production expenses.
(2) Gross profit as a percentage of total revenues increased during the fourth quarter due to (i) the sale of certain oil and gas properties and (ii) the adjustment in the accrual/deferral of lease operating expense associated with gas imbalances.

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1980-2 Limited Partnership, a Minnesota limited partnership, at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.












                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 27, 2002

                           DYCO OIL AND GAS PROGRAM
                          1980-2 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------
                                                  2001           2000
                                                --------       --------

CURRENT ASSETS:
   Cash and cash equivalents                    $100,664       $109,205
   Accrued oil and gas sales                      66,003        158,747
   Accounts receivable -
      General Partner (Note 2)                   133,554           -
                                                 -------        -------
      Total current assets                      $300,221       $267,952

NET OIL AND GAS PROPERTIES,
   utilizing the full cost method                105,693        117,346

DEFERRED CHARGE                                   39,725         36,988
                                                 -------        -------
                                                $445,639       $422,286
                                                 =======        =======

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  7,453       $  6,105
   Gas imbalance payable                           7,239          2,429
                                                 -------        -------
      Total current liabilities                 $ 14,692       $  8,534

ACCRUED LIABILITY                               $109,435       $124,086

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                             $  3,215       $  2,897
   Limited Partners, issued and
      outstanding, 5,000 Units                   318,297        286,769
                                                 -------        -------
      Total Partners' Capital                   $321,512       $289,666
                                                 -------        -------
                                                $445,639       $422,286
                                                 =======        =======




                   The accompanying notes are an integral part
                         of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-2 LIMITED PARTNERSHIP
                            Statements of Operations
              For the Years Ended December 31, 2001, 2000, and 1999

                                  2001           2000           1999
                                --------       --------       --------
REVENUES:
   Oil and gas sales            $809,241       $932,226       $536,552
   Interest                        5,170          7,620          4,073
   Gain on sale of oil and
      gas properties             121,289           -              -
                                 -------        -------        -------
                                $935,700       $939,846       $540,625

COSTS AND EXPENSES:
   Lease operating              $ 73,869       $118,753       $111,734
   Production taxes               55,009         63,577         38,453
   Depreciation, depletion,
      and amortization of
      oil and gas properties      39,804         15,172         40,533
   General and administrative    102,797        101,522         97,389
                                 -------        -------        -------
                                $271,479       $299,024       $288,109
                                 -------        -------        -------

NET INCOME                      $664,221       $640,822       $252,516
                                 =======        =======        =======
GENERAL PARTNER (1%) -
   NET INCOME                   $  6,642       $  6,408       $  2,525
                                 =======        =======        =======
LIMITED PARTNERS (99%) -
   NET INCOME                   $657,579       $634,414       $249,991
                                 =======        =======        =======

NET INCOME per Unit             $ 131.29       $ 126.67       $  49.91
                                 =======        =======        =======
UNITS OUTSTANDING                  5,059          5,059          5,059
                                 =======        =======        =======




                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-2 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 2001, 2000, and 1999


                                     General        Limited
                                     Partner        Partners        Total
                                    ---------      ----------     ----------

Balances at Dec. 31, 1998            $2,564         $253,794       $256,358
   Cash distributions               ( 3,288)       ( 325,547)     ( 328,835)
   Net income                         2,525          249,991        252,516
                                      -----          -------        -------

Balances at Dec. 31, 1999            $1,801         $178,238       $180,039
   Cash distributions               ( 5,312)       ( 525,883)     ( 531,195)
   Net income                         6,408          634,414        640,822
                                      -----          -------        -------

Balances at Dec. 31, 2000            $2,897         $286,769       $289,666
   Cash distributions               ( 6,324)       ( 626,051)     ( 632,375)
   Net income                         6,642          657,579        664,221
                                      -----          -------        -------

Balances at Dec. 31, 2001            $3,215         $318,297       $321,512
                                      =====          =======        =======



                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1980-2 LIMITED PARTNERSHIP
                            Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                            2001          2000         1999
                                         ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $664,221      $640,822     $252,516
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
         amortization of oil and gas
         properties                         39,804        15,172       40,533
      Gain on sale of oil and gas
         properties                      ( 121,289)         -            -
      (Increase) decrease in accrued
         oil and gas sales                  92,744     (  66,965)   (   3,148)
      (Increase) decrease in deferred
         charge                          (  11,252)       11,112    (  14,675)
      Increase (decrease) in
         accounts payable                    1,348     (   2,737)       3,383
      Increase (decrease) in gas
         imbalance payable                   4,810     (  17,707)       3,296
      Increase (decrease) in accrued
         liability                       (  14,651)        6,278       38,733
                                          --------       -------      -------
   Net cash provided by
      operating activities                $655,735      $585,975     $320,638
                                           -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of
      oil and gas properties              $  1,339      $  3,837     $     72
   Additions to oil and gas
      properties                         (  33,240)    (   1,669)   (   2,011)
                                           -------       -------      -------
   Net cash provided (used) by
      investing activities               ($ 31,901)     $  2,168    ($  1,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($632,375)    ($531,195)   ($328,835)
                                           -------       -------      -------
   Net cash used by financing
      activities                         ($632,375)    ($531,195)   ($328,835)
                                           -------       -------      -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                  ($  8,541)     $ 56,948    ($ 10,136)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  109,205      $ 52,257     $ 62,393
                                           -------       -------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $100,664      $109,205     $ 52,257
                                           =======       =======      =======



                     The accompanying notes are an integral
                      part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2001, 2000, and 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1980-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on June 16, 1980. Dyco Petroleum Corporation ("Dyco") is the General Partner of the Program. Affiliates of Dyco owned 2,420 (48.4%) of the Program's Units at December 31, 2001.

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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2001, 2000, and 1999, were $0.21, $0.05, and $0.16, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2001 and 2000 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 107,938 resulting in prepaid lease operating expenses of $39,725. At
      December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 102,206 Mcf, resulting in prepaid lease operating expenses of $36,988.


      Accrued Liability

            The Accrued Liability at December 31, 2001 and 2000 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average production costs per Mcf during the period the overproduction occurred. At December 31, 2001, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 302,389 Mcf, resulting in accrued lease operating expenses of $109,435. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 342,873 Mcf, resulting in accrued lease operating expenses of $124,086.


      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 2001 total sales exceeded the Program's share of estimated total gas reserves on two wells by $7,239 (4,826 Mcf). At December 31, 2000 total sales exceeded the Program's share of estimated total gas reserves on three wells by $2,429 (1,619 Mcf). These amounts were recorded as gas imbalance payables at December 31, 2001 and 2000 in accordance with the sales method.


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

      New Accounting Pronouncements

            Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Program's future results of operations and financial position.

            In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2001, 2000, and 1999, such expenses totaled $102,797, $101,522, and $97,389, respectively, of which $87,360, $87,360, and $85,620, respectively, were paid each year to Dyco and its affiliates.

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

      Accounts Receivable - General Partner

            The Accounts Receivable - General Partner at December 31, 2001 represents accrued proceeds from a related party for the sale of certain oil and gas properties during December 2001. Such amount was received in January 2002.

3.    MAJOR CUSTOMERS

            The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2001, 2000, and 1999:


            Purchaser                     2001         2000        1999
            ---------                     -----        -----       -----

            El Paso Energy
              Marketing Company           52.0%        60.7%       89.1%
            Lumen Energy Corp.            41.9%        24.0%         -

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


      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:

                                                     December 31,
                                            -------------------------------
                                                2001              2000
                                            -------------     -------------

      Proved properties                      $35,386,420       $35,358,269

      Less accumulated depreciation,
        depletion, amortization,
        and valuation allowance             ( 35,280,727)     ( 35,240,923)
                                              ----------        ----------

      Net oil and gas properties             $   105,693       $   117,346
                                              ==========        ==========


      Costs Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2001, 2000, and 1999. Costs incurred by the Program in connection with its oil and gas property development activities during 2001, 2000, and 1999 were as follows:

                                                    December 31,
                                             ---------------------------
                                              2001       2000      1999
                                             -------    ------    ------

      Development costs                      $33,240    $1,669    $2,011


      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 2001, 2000, and 1999. Proved reserves were estimated by petroleum engineers employed by affiliates of the Program. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.




                                    2001                         2000                        1999
                           -----------------------      ----------------------      -----------------------
                             Oil           Gas            Oil          Gas             Oil          Gas
                           (Bbls)         (Mcf)         (Bbls)        (Mcf)          (Bbls)        (Mcf)
                           -------     -----------      -------    -----------      --------    -----------
Proved reserves,
   beginning of year        6,463       1,453,305        7,429      1,373,300        8,854       1,478,948

Revisions of previous
   estimates                1,371         350,583       (   98)       355,534       (  515)        143,533

Sales of reserves          (  138)     (   36,571)      (   12)          -             -              -

Extensions and
   discoveries               -               -              10            991          -              -

Production                 (  870)     (  181,684)      (  866)    (  276,520)      (  910)     (  249,181)
                            -----       ---------        -----      ---------        -----       ---------

Proved reserves,
   end of year              6,826       1,585,633        6,463      1,453,305        7,429       1,373,300
                            =====       =========        =====      =========        =====       =========

Proved developed
reserves:
   Beginning of year        6,463       1,453,305        7,429      1,373,300        8,854       1,478,948
                            -----       ---------        -----      ---------        -----       ---------

   End of year              6,826       1,585,633        6,463      1,453,305        7,429       1,373,300
                            =====       =========        =====      =========        =====       =========


            The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 2001 using oil and gas prices of $16.50 per barrel and $2.42 per Mcf, respectively.


6.    QUARTERLY FINANCIAL DATA (Unaudited)

          Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                               Dyco 1980-2 Program
                               -------------------


                                               2001
                        ---------------------------------------------------
                          First        Second         Third       Fourth
                         Quarter       Quarter       Quarter      Quarter(2)
                        ---------     ---------     ---------     ---------

Total Revenues          $384,919      $193,399      $126,912      $230,470
Gross Profit (1)         337,187       155,700        91,392       222,543
Net Income               294,439       118,130        45,143       206,509
Limited Partners'
   Net Income
   Per Unit                58.20         23.35          8.92         40.82

                                               2000
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues          $144,834      $212,074      $221,559      $361,379
Gross Profit (1)         103,701       180,512       179,522       293,781
Net Income                64,337       152,976       147,712       275,797
Limited Partners'
   Net Income
   Per Unit                12.72         30.24         29.19         54.52



------------------------
(1)   Total revenues less oil and gas production expenses.
(2) Gross profit as a percentage of total revenues increased during the fourth quarter due to the sale of certain oil and gas properties.

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

            NAME              AGE             POSITION WITH DYCO
      ----------------        ---      --------------------------------
      Dennis R. Neill          50      President and Director

      Craig D. Loseke          33      Chief Financial Officer

      Judy K. Fox              51      Secretary

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

     Craig D. Loseke joined Samson in 1990 and was named Chief Financial Officer of Dyco on November 15, 2001. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of Tulsa. He is a Certified Public Accountant and Certified Management Accountant. Mr. Loseke also serves as Vice President of Financial and Operational Reporting of Samson Investment Company.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Programs and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2001 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Programs are limited partnerships and, therefore, have no officers or directors. The following table summarizes the amounts paid by the Programs as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2001:

             Compensation/Reimbursement to Dyco and its Affiliates
                      Three Years Ended December 31, 2001

   Type of Compensation/
      Reimbursement(1)                               Expense
  ----------------------                  -------------------------------
                                           2001        2000        1999
                                          -------     -------     -------

1980-1 Program
--------------

   Compensation:
      Operations                            (2)         (2)         (2)

   Reimbursements:
      General and Adminis-
      trative, Geological,
      and Engineering
      Expenses and Direct
      Expenses(3)                         $68,196     $68,196     $56,088

1980-2 Program
--------------

   Compensation:
      Operations                            (2)         (2)         (2)

   Reimbursements:
      General and Adminis-
      trative, Geological,
      and Engineering
      Expenses and Direct
      Expenses(3)                         $87,360     $87,360     $85,620

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


      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Programs for their services. However, to the extent such services represent direct involvement with the Programs, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Programs. Such allocation to the Programs' general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing and other functions directly attributable to the Programs' operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2001:


                                            1980-1 Program
                                            --------------
                                         Salary Reimbursements
                                  Three Years Ended December 31, 2001

                                                            Long Term Compensation
                                                       ----------------------------------
                            Annual Compensation                Awards             Payouts
                        ----------------------------   -----------------------    -------
                                                                       Securi-
                                                Other                   ties                  All
     Name                                       Annual    Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position        Year      ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------    ----    -------    -------   -------   ----------   --------    -------   -------

Dennis R. Neill,
President(1)(2)    1999      -           -         -          -           -           -         -
                   2000      -           -         -          -           -           -         -
                   2001      -           -         -          -           -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1999    $34,259       -         -          -           -           -         -
                   2000    $40,474       -         -          -           -           -         -
                   2001    $37,862       -         -          -           -           -         -
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






                                                     1980-2 Program
                                                     --------------
                                                  Salary Reimbursement
                                           Three Years Ended December 31, 2001

                                                            Long Term Compensation
                                                       ----------------------------------
                            Annual Compensation                Awards             Payouts
                        ----------------------------   -----------------------    -------
                                                                       Securi-
                                                Other                   ties                  All
     Name                                       Annual    Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position        Year      ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------    ----    -------    -------   -------   ----------   --------    -------   -------

Dennis R. Neill,
President(1)(2)    1999      -           -         -         -            -           -         -
                   2000      -           -         -         -            -           -         -
                   2001      -           -         -         -            -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1999    $52,297       -         -         -            -           -         -
                   2000    $51,848       -         -         -            -           -         -
                   2001    $48,502       -         -         -            -           -         -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Programs' Units as of March 1, 2002 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                           Number of Units
                                                            Beneficially
                                                           Owned (Percent
             Beneficial Owner                              of Outstanding)
-------------------------------------------                ---------------

1980-1 Program:
--------------

   Samson Resources Company                                 2,043  (51.1%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)               2,043  (51.1%)


1980-2 Program:
--------------

   Samson Resources Company                                 2,422  (48.4%)

   All directors, officers, and affiliates
      of Dyco as a group and Dyco (5 persons)               2,422  (48.4%)

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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 51% of the 1980-1 Program's outstanding Units as of March 1, 2002, making the Program a 50% subsidiary of Resources. The Program Agreement permits Resources to independently vote its Units. Resources' majority Unit ownership will determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Programs as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 are filed as part of this report:

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

                  ------------------
                  *  Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2001.
                  None.

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

                                    DYCO OIL AND GAS PROGRAM 1980-1
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 28, 2002


                                    By:   //s//Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill         President and            March 28, 2002
      -------------------          Director (Principal
         Dennis R. Neill           Executive Officer)

      //s//Craig D. Loseke         Chief Financial          March 28, 2002
      -------------------          Officer (Principal
         Craig D. Loseke           Financial and
                                   Accounting Officer)

      //s//Judy K. Fox             Secretary                March 28, 2002
      -------------------
         Judy K. Fox

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

                                    DYCO OIL AND GAS PROGRAM 1980-2
                                    LIMITED PARTNERSHIP

                                    By:   DYCO PETROLEUM CORPORATION
                                          General Partner

                                          March 28, 2002


                                    By:   //s//Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill        President and              March 28, 2002
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/ Craig D. Loseke        Chief Financial            March 28, 2002
      -------------------        Officer (Principal
         Craig D. Loseke         Financial and
                                 Accounting Officer)

      /s/ Judy K. Fox            Secretary                  March 28, 2002
      -------------------
         Judy K. Fox

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