Form 10-Q
period 2002-03-31
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2002-05-07
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2002                           33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2002            2001
                                                -----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $ 85,049       $ 83,227
   Accrued oil and gas sales                         56,188         65,125
   Accounts receivable - General
      Partner (Note 2)                                    -        127,072
                                                   --------       --------
      Total current assets                         $141,237       $275,424

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             222,596        232,423

DEFERRED CHARGE                                      36,248         46,623
                                                   --------       --------
                                                   $400,081       $554,470
                                                   ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                $  7,051       $  5,013
   Gas imbalance payable                             10,118         10,118
                                                   --------       --------
      Total current liabilities                    $ 17,169       $ 15,131

ACCRUED LIABILITY                                  $ 29,748       $ 29,748

PARTNERS' CAPITAL:
   General Partner, 40 general
      partner units                                $  3,532       $  5,096
   Limited Partners, issued and
      outstanding, 4,000 Units                      349,632        504,495
                                                   --------       --------
      Total Partners' capital                      $353,164       $509,591
                                                   --------       --------
                                                   $400,081       $554,470
                                                   ========       ========




                      The accompanying condensed notes are
                an integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                   2002            2001
                                                 --------        --------

REVENUES:
   Oil and gas sales                             $129,857        $241,094
   Interest                                           702           1,308
                                                 --------        --------
                                                 $130,559        $242,402

COSTS AND EXPENSES:
   Oil and gas production                        $ 29,398        $ 28,964
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    9,807          15,353
   General and administrative
      (Note 2)                                     25,581          26,795
                                                 --------        --------
                                                 $ 64,786        $ 71,112
                                                 --------        --------

NET INCOME                                       $ 65,773        $171,290
                                                 ========        ========
GENERAL PARTNER (1%) - net income                $    658        $  1,713
                                                 ========        ========
LIMITED PARTNERS (99%) - net income              $ 65,115        $169,577
                                                 ========        ========
NET INCOME PER UNIT                              $  16.28        $  42.40
                                                 ========        ========
UNITS OUTSTANDING                                   4,040           4,040
                                                 ========        ========





                      The accompanying condensed notes are
                an integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                                  2002             2001
                                                --------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 65,773          $171,290
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 9,807            15,353
      (Increase) decrease in accrued
        oil and gas sales                          8,937         (   4,159)
      Decrease in deferred charge                 10,375                 -
      Increase in accounts payable                 2,038                35
                                                --------          --------
   Net cash provided by operating
      activities                                $ 96,930          $182,519
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $127,092          $      -
   Additions to oil and gas
      properties                                       -         (  24,054)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $127,092         ($ 24,054)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($222,200)        ($141,400)
                                                --------          --------
   Net cash used by financing
      activities                               ($222,200)        ($141,400)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  1,822          $ 17,065

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            83,227            77,843
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 85,049          $ 94,908
                                                ========          ========




                      The accompanying condensed notes are
                an integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2002            2001
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 96,630        $100,664
   Accrued oil and gas sales                        62,856          66,003
   Accounts receivable - General
      Partner (Note 2)                                   -         133,554
                                                  --------        --------
      Total current assets                        $159,486        $300,221

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             99,723         105,693

DEFERRED CHARGE                                     30,574          39,725
                                                  --------        --------
                                                  $289,783        $445,639
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $ 11,866        $  7,453
   Gas imbalance payable                             7,239           7,239
                                                  --------        --------
      Total current liabilities                   $ 19,105        $ 14,692

ACCRUED LIABILITY                                 $109,435        $109,435

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                               $  1,612        $  3,215
   Limited Partners, issued and
      outstanding, 5,000 Units                     159,631         318,297
                                                  --------        --------
      Total Partners' capital                     $161,243        $321,512
                                                  --------        --------
                                                  $289,783        $445,639
                                                  ========        ========






                      The accompanying condensed notes are
                an integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $142,858         $383,059
   Interest                                          790            1,860
                                                --------         --------
                                                $143,648         $384,919

COSTS AND EXPENSES:
   Oil and gas production                       $ 39,819         $ 47,732
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   5,908           10,614
   General and administrative
      (Note 2)                                    30,535           32,134
                                                --------         --------
                                                $ 76,262         $ 90,480
                                                --------         --------

NET INCOME                                      $ 67,386         $294,439
                                                ========         ========
GENERAL PARTNER (1%) - net income               $    674         $  2,944
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $ 66,712         $291,495
                                                ========         ========
NET INCOME PER UNIT                             $  13.32         $  58.20
                                                ========         ========
UNITS OUTSTANDING                                  5,059            5,059
                                                ========         ========





                      The accompanying condensed notes are
                an integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 67,386          $294,439
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,908            10,614
      (Increase) decrease in accrued oil
        and gas sales                              3,147         (  28,619)
      Decrease in deferred charge                  9,151                 -
      Increase in accounts payable                 4,413               535
                                                --------          --------
   Net cash provided by operating
      activities                                $ 90,005          $276,969
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $133,616          $      -
   Additions to oil and gas
      properties                                       -         (  23,416)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $133,616         ($ 23,416)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($227,655)        ($202,360)
                                                --------          --------
   Net cash used by financing
      activities                               ($227,655)        ($202,360)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  4,034)         $ 51,193

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           100,664           109,205
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 96,630          $160,398
                                                ========          ========





                      The accompanying condensed notes are
                an integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001, and changes in cash flows for the three months ended March 31, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2002 and 2001, the 1980-1 Program incurred such expenses totaling $25,581 and $26,795, respectively, of which $17,049 was paid each period to Dyco and its affiliates. During the three months ended March 31, 2002 and 2001, the 1980-2 Program incurred such expenses totaling $30,535 and $32,134, respectively, of which $21,840 was paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

      The 1980-1 and 1980-2 Programs' Accounts Receivable - General Partner at December 31, 2001 represents accrued proceeds from a related party for the sale of certain oil and gas properties during December 2001. Such amount was received in January 2002.

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

      The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. However, during the first quarter of 2001, the 1980-1 and 1980-2 Programs incurred costs of approximately $24,000 and $23,000, respectively, for an unsuccessful recompletion of the Wright #1-20 well located in Roger Mills County, Oklahoma in which the Programs own interests of approximately 13.07% and 13.61%, respectively. There should be no further material capital resource commitments in the future. The Programs have no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

      The 1980-1 and 1980-2 Programs' Statements of Cash Flows for the three months ended March 31, 2002 include proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in cash distributions for the Programs paid in March 2002.

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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      1980-1 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                               Three months Ended March 31,
                                               ----------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $129,857        $241,094
      Oil and gas production expenses             $ 29,398        $ 28,964
      Barrels produced                                 296             281
      Mcf produced                                  62,722          32,467
      Average price/Bbl                           $  19.58        $  27.05
      Average price/Mcf                           $   1.98        $   7.19

      As shown in the table above, total oil and gas sales decreased $111,237 (46.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $327,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by an increase of approximately $218,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 15 barrels and 30,255 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of gas sold was primarily due to a positive prior period gas balancing adjustment on one well during the three months ended March 31, 2002. Average oil and gas prices decreased to $19.58 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 2002 from $27.05 per barrel and $7.19 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $434 (1.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) a positive prior period lease operating expense adjustment on one well during the three months ended March 31, 2002 and (ii) a negative lease operating expense adjustment made by the operator on one well during the three months ended March 31, 2001. These increases were substantially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.6% for the three months ended March 31, 2002 from 12.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,546 (36.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.6% for the three months ended March 31, 2002 from 6.4% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,214 (4.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 19.7% for the three months ended March 31, 2002 from 11.1% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                               Three months Ended March 31,
                                               ----------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $142,858        $383,059
      Oil and gas production expenses             $ 39,819        $ 47,732
      Barrels produced                                 135             288
      Mcf produced                                  72,790          51,797
      Average price/Bbl                           $  20.90        $  27.75
      Average price/Mcf                           $   1.92        $   7.24

      As shown in the table above, total oil and gas sales decreased $240,201 (62.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $387,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by an increase of approximately $152,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 153 barrels, while volumes of gas sold increased 20,933 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of gas sold was primarily due to a positive prior period gas balancing adjustment on one well during the three months ended March 31, 2002. Average oil and gas prices decreased to $20.90 per barrel and $1.92 per Mcf, respectively, for the three months ended March 31, 2002 from $27.75 per barrel and $7.24 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,913 (16.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by (i) a positive prior period lease operating expense adjustment on one well during the three months ended March 31, 2002, (ii) subsurface repair and maintenance expenses incurred on one well during the three months ended March 31, 2002, and (iii) a negative lease operating expense adjustment made by the operator on one well during the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 27.9% for the three months ended March 31, 2002 from 12.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,706 (44.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 4.1% for the three months ended March 31, 2002 from 2.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,599 (5.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 21.4% for the three months ended March 31, 2002 from 8.4% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

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


                                    DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                                    PARTNERSHIP
                                    DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2002                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2002                  By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer