Form 10-Q
period 2002-06-30
DYCO OIL & GAS PROGRAM 1980-1 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
filed 2002-08-05
CIK 806576, 806577

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                            Commission File Number
   June 30, 2002                                  33-10346-09 (1980-1)
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2002            2001
                                                -----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $123,863       $ 83,227
   Accrued oil and gas sales                         67,892         65,125
   Accounts receivable - General
      Partner (Note 2)                                    -        127,072
                                                   --------       --------
      Total current assets                         $191,755       $275,424

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             224,492        232,423

DEFERRED CHARGE                                      35,502         46,623
                                                   --------       --------
                                                   $451,749       $554,470
                                                   ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                $  7,476       $  5,013
   Gas imbalance payable                             10,118         10,118
                                                   --------       --------
      Total current liabilities                    $ 17,594       $ 15,131

ACCRUED LIABILITY                                  $ 29,748       $ 29,748

PARTNERS' CAPITAL:
   General Partner, 40 general
      partner units                                $  4,044       $  5,096
   Limited Partners, issued and
      outstanding, 4,000 Units                      400,363        504,495
                                                   --------       --------
      Total Partners' capital                      $404,407       $509,591
                                                   --------       --------
                                                   $451,749       $554,470
                                                   ========       ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                   2002            2001
                                                 -------         --------

REVENUES:
   Oil and gas sales                             $96,975         $154,756
   Interest                                          290            1,308
                                                 -------         --------
                                                 $97,265         $156,064

COSTS AND EXPENSES:
   Oil and gas production                        $20,177         $ 28,728
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,837           23,569
   General and administrative
      (Note 2)                                    18,008           18,352
                                                 -------         --------
                                                 $46,022         $ 70,649
                                                 -------         --------

NET INCOME                                       $51,243         $ 85,415
                                                 =======         ========
GENERAL PARTNER (1%) - net income                $   512         $    854
                                                 =======         ========
LIMITED PARTNERS (99%) - net income              $50,731         $ 84,561
                                                 =======         ========
NET INCOME PER UNIT                              $ 12.68         $  21.14
                                                 =======         ========
UNITS OUTSTANDING                                  4,040            4,040
                                                 =======         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                   2002            2001
                                                 --------        --------

REVENUES:
   Oil and gas sales                             $226,832        $395,850
   Interest                                           992           2,616
                                                 --------        --------
                                                 $227,824        $398,466

COSTS AND EXPENSES:
   Oil and gas production                        $ 49,575        $ 57,692
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   17,644          38,922
   General and administrative
      (Note 2)                                     43,589          45,147
                                                 --------        --------
                                                 $110,808        $141,761
                                                 --------        --------

NET INCOME                                       $117,016        $256,705
                                                 ========        ========
GENERAL PARTNER (1%) - net income                $  1,170        $  2,567
                                                 ========        ========
LIMITED PARTNERS (99%) - net income              $115,846        $254,138
                                                 ========        ========
NET INCOME PER UNIT                              $  28.96        $  63.54
                                                 ========        ========
UNITS OUTSTANDING                                   4,040           4,040
                                                 ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                                  2002             2001
                                                --------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $117,016          $256,705
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                17,644            38,922
      (Increase) decrease in accrued
        oil and gas sales                      (   2,767)           23,758
      Decrease in deferred charge                 11,121                 -
      Increase in accounts payable                 2,463                12
                                                --------          --------
   Net cash provided by operating
      activities                                $145,477          $319,397
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $127,092          $      -
   Additions to oil and gas
      properties                               (   9,733)        (  24,885)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $117,359         ($ 24,885)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($222,200)        ($323,200)
                                                --------          --------
   Net cash used by financing
      activities                               ($222,200)        ($323,200)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 40,636         ($ 28,688)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            83,227            77,843
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $123,863          $ 49,155
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2002            2001
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $133,432        $100,664
   Accrued oil and gas sales                        75,624          66,003
   Accounts receivable - General
      Partner (Note 2)                                   -         133,554
                                                  --------        --------
      Total current assets                        $209,056        $300,221

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            105,060         105,693

DEFERRED CHARGE                                     29,916          39,725
                                                  --------        --------
                                                  $344,032        $445,639
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $ 12,109        $  7,453
   Gas imbalance payable                             7,239           7,239
                                                  --------        --------
      Total current liabilities                   $ 19,348        $ 14,692

ACCRUED LIABILITY                                 $109,435        $109,435

PARTNERS' CAPITAL:
   General Partner, 59 general
      partner units                               $  2,152        $  3,215
   Limited Partners, issued and
      outstanding, 5,000 Units                     213,097         318,297
                                                  --------        --------
      Total Partners' capital                     $215,249        $321,512
                                                  --------        --------
                                                  $344,032        $445,639
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $107,412         $191,312
   Interest                                          324            2,087
                                                --------         --------
                                                $107,736         $193,399

COSTS AND EXPENSES:
   Oil and gas production                       $ 25,796         $ 37,699
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,898           14,273
   General and administrative
      (Note 2)                                    23,036           23,297
                                                --------         --------
                                                $ 53,730         $ 75,269
                                                --------         --------

NET INCOME                                      $ 54,006         $118,130
                                                ========         ========
GENERAL PARTNER (1%) - net income               $    540         $  1,181
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $ 53,466         $116,949
                                                ========         ========
NET INCOME PER UNIT                             $  10.68         $  23.35
                                                ========         ========
UNITS OUTSTANDING                                  5,059            5,059
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $250,270         $574,371
   Interest                                        1,114            3,947
                                                --------         --------
                                                $251,384         $578,318

COSTS AND EXPENSES:
   Oil and gas production                       $ 65,615         $ 85,431
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  10,806           24,887
   General and administrative
      (Note 2)                                    53,571           55,431
                                                --------         --------
                                                $129,992         $165,749
                                                --------         --------

NET INCOME                                      $121,392         $412,569
                                                ========         ========
GENERAL PARTNER (1%) - net income               $  1,214         $  4,125
                                                ========         ========
LIMITED PARTNERS (99%) - net income             $120,178         $408,444
                                                ========         ========
NET INCOME PER UNIT                             $  24.00         $  81.55
                                                ========         ========
UNITS OUTSTANDING                                  5,059            5,059
                                                ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $121,392          $412,569
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                10,806            24,887
      (Increase) decrease in accrued oil
        and gas sales                          (   9,621)           34,541
      Decrease in deferred charge                  9,809                 -
      Increase in accounts payable                 4,656               962
                                                --------          --------
   Net cash provided by operating
      activities                                $137,042          $472,959
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $133,588          $      -
   Additions to oil and gas
      properties                               (  10,207)        (  24,458)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $123,381         ($ 24,458)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($227,655)        ($480,605)
                                                --------          --------
   Net cash used by financing
      activities                               ($227,655)        ($480,605)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 32,768         ($ 32,104)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           100,664           109,205
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $133,432          $ 77,101
                                                ========          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1980-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1980-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2002, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1980-1 and 1980-2 Limited Partnerships (individually, the "1980-1 Program" or the "1980-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and changes in cash flows for the six months ended June 30, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2002 and 2001, the 1980-1 Program incurred such expenses totaling $18,008 and $18,352, respectively, of which $17,049 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the 1980-1 Program incurred such expenses totaling $43,589 and $45,147, respectively, of which $34,098 was paid each period to Dyco and its affiliates. During the three months ended June 30, 2002 and 2001, the 1980-2 Program incurred such expenses totaling $23,036 and $23,297, respectively, of which $21,840 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the 1980-2 Program incurred such expenses totaling $53,571 and $55,431, respectively, of which $43,680 was paid each period to Dyco and its affiliates.

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

3.    TERMINATION
      -----------

      On July 31, 2002, Dyco mailed notice letters (the "Notices") to the limited partners of its election to terminate the Programs effective October 31, 2002 pursuant to the terms of the Partnership Agreements governing the Programs (the "Agreements") and the Minnesota Revised Limited Partnership Act (the "Act").

      As provided in the Agreements and under the Act, the Notices will cause dissolution of the Programs ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Programs may elect to reconstitute the Programs with new general partners as further described below. Due to this uncertainty these financial statements have been prepared on a going concern basis rather than a liquidation basis. It is expected that Dyco as general partner will file a certificate dissolving the partnerships with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Programs with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreements, withdraw their limited partner interests in any or all of the Programs' properties by taking their share of the Programs' properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Programs, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Programs. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreements, a majority in interest of the limited partners may vote to reconstitute the Programs and continue its activities as a partnership with newly appointed general partners. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. Dyco and its affiliates own approximately 51% and 48%, respectively, of the units in the 1980-1 Program and 1980-2 Program. It is expected that they would vote "no" on any vote to reconstitute the Programs.

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


TERMINATION
-----------

      On July 31, 2002 Dyco notified the limited partners of its election to terminate the Programs effective October 31, 2002. See Item 5 - Other Information for more information regarding termination of the Programs. However, as described in Item 5 there is a possibility that the Programs will be reconstituted. Due to this uncertainty the financial statements and management's discussion and analysis contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis rather than a liquidation basis. In the event the Programs are terminated as expected, then all statements in this Quarterly Report regarding future income, expenses, or other items will not be applicable.

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

      The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. However, during the six months ended June 30, 2002, capital expenditures for the 1980-1 and 1980-2 Programs totaled $9,733 and $10,207, respectively. These expenditures were primarily due to an unsuccessful recompletion attempt of the Daugherty #1-11 well located in Beckham County, Oklahoma, in which the Programs own interests of approximately 3.0% and 3.1%, respectively. In addition, during the six months ended June 30, 2001, capital expenditures for the 1980-1 and 1980-2 Programs totaled $24,885 and $24,458, respectively. These expenditures were primarily due to an unsuccessful recompletion attempt of the Wright #1-20 well located in Roger Mills County, Oklahoma, in which the Programs own interests of approximately 13.1% and 13.6%, respectively. There should be no further material capital resource commitments in the future. The Programs have no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

      The 1980-1 and 1980-2 Programs' Statements of Cash Flows for the six months ended June 30, 2002 include proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in cash distributions for the Programs paid in March 2002.

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

      1980-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2002             2001
                                                  -------         --------
      Oil and gas sales                           $96,975         $154,756
      Oil and gas production expenses             $20,177         $ 28,728
      Barrels produced                                 94              128
      Mcf produced                                 28,084           33,901
      Average price/Bbl                           $ 24.79         $  28.41
      Average price/Mcf                           $  3.37         $   4.46

      As shown in the table above, total oil and gas sales decreased $57,781 (37.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $31,000 was related to a decrease in the average price of gas sold and (ii) $26,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 34 barrels and 5,817 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices decreased to $24.79 per barrel and $3.37 per Mcf, respectively, for the three months ended June 30, 2002 from $28.41 per barrel and $4.46 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,551 (29.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to a decrease in repair and maintenance expenses incurred on two wells during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 20.8% for the three months ended June 30, 2002 from 18.6% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,732 (66.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense decreased to 8.1% for the three months ended June 30, 2002 from 15.2% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $344 (1.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 18.6% for the three months ended June 30, 2002 from 11.9% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $226,832        $395,850
      Oil and gas production expenses             $ 49,575        $ 57,692
      Barrels produced                                 390             409
      Mcf produced                                  90,806          66,368
      Average price/Bbl                           $  20.84        $  27.47
      Average price/Mcf                           $   2.41        $   5.80

      As shown in the table above, total oil and gas sales decreased $169,018 (42.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $308,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $142,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 19 barrels, while volumes of gas sold increased 24,438 Mcf for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of gas sold was primarily due to a positive prior period gas balancing adjustment on one well during the six months ended June 30, 2002. Average oil and gas prices decreased to $20.84 per barrel and $2.41 per Mcf, respectively, for the six months ended June 30, 2002 from $27.47 per barrel and $5.80 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,117 (14.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by a positive prior period lease operating expense adjustment on one well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 21.9% for the six months ended June 30, 2002 from 14.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $21,278 (54.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2001. These decreases were partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 7.8% for the six months ended June 30, 2002 from 9.8% for the six months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $1,558 (3.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 19.2% for the six months ended June 30, 2002 from 11.4% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      1980-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $107,412        $191,312
      Oil and gas production expenses             $ 25,796        $ 37,699
      Barrels produced                                  44             172
      Mcf produced                                  29,575          42,356
      Average price/Bbl                           $  18.30        $  27.58
      Average price/Mcf                           $   3.60        $   4.40

      As shown in the table above, total oil and gas sales decreased $83,900 (43.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $56,000 was related to a decrease in volumes of gas sold and (ii) $24,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 128 barrels and 12,781 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices decreased to $18.30 per barrel and $3.60 per Mcf, respectively, for the three months ended June 30, 2002 from $27.58 per barrel and $4.40 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,903 (31.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to a decrease in repair and maintenance expenses incurred on several wells during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 24.0% for the three months ended June 30, 2002 from 19.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,375 (65.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.6% for the three months ended June 30, 2002 from 7.5% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $261 (1.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 21.4% for the three months ended June 30, 2002 from 12.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002            2001
                                                  --------        --------
      Oil and gas sales                           $250,270        $574,371
      Oil and gas production expenses             $ 65,615        $ 85,431
      Barrels produced                                 179             460
      Mcf produced                                 102,365          94,153
      Average price/Bbl                           $  20.26        $  27.68
      Average price/Mcf                           $   2.41        $   5.97

      As shown in the table above, total oil and gas sales decreased $324,101 (56.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $364,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $49,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 281 barrels, while volumes of gas sold increased 8,212 Mcf for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of gas sold was primarily due to a positive prior period gas balancing adjustment on one well during the six months ended June 30, 2002, which increase was partially offset by normal declines in production. Average oil and gas prices decreased to $20.26 per barrel and $2.41 per Mcf, respectively, for the six months ended June 30, 2002 from $27.68 per barrel and $5.97 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $19,816 (23.2%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 26.2% for the six months ended June 30, 2002 from 14.9% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,081 (56.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense remained constant at 4.3% for the six months ended June 30, 2002 and 2001.

      General and administrative expenses decreased $1,860 (3.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 21.4% for the six months ended June 30, 2002 from 9.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On July 31, 2002, Dyco mailed notice letters (the "Notices") to the limited partners of its election to terminate the Programs effective October 31, 2002 pursuant to the terms of the Partnership Agreements governing the Programs (the "Agreements") and the Minnesota Revised Limited Partnership Act (the "Act"). Copies of the Notices are attached to this Quarterly Report on Form 10-Q as Exhibits.

      As provided in the Agreements and under the Act, the Notices will cause dissolution of the Programs ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Programs may elect to reconstitute the Programs with new general partners as further described below. It is expected that Dyco as general partner will file a certificate dissolving the partnerships with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Programs with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreements, withdraw their limited partner interests in any or all of the Programs' properties by taking their share of the Programs' properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Programs, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Programs. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreements, a majority in interest of the limited partners may vote to reconstitute the Programs and continue its activities as a partnership with newly appointed general partners. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. As noted in the attached letter, Dyco and its affiliates own approximately 51% and 48%, respectively, of the units in the 1980-1 Program and 1980-2 Program. It is expected that they would vote "no" on any vote to reconstitute the Programs.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            20.1 Letter to the 1980-1 Program's limited partners dated July 31, 2002.

            20.2 Letter to the 1980-2 Program's limited partners dated July 31, 2002.

            99.1   Certification  pursuant to 18 U.S.C. Section 1350, as adopted
                   pursuant to   Section  906  of the Sarbanes-Oxley Act of 2002
                   for the 1980-1 Program.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the 1980-2 Program.

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


                              DYCO OIL AND GAS PROGRAM 1980-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1980-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 5, 2002               By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 5, 2002               By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer